Form 10-Q
period 1996-06-30
FIRST ENTERPRISE FINANCIAL GROUP INC
filed 1996-09-04
CIK 1004968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

 X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
- --- Act of 1934 for the quarterly period ended June 30, 1996.

                                       or

    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
- --- Exchange Act of 1934 for the transition period from         to
                                                        -------    -------

Commission File No                0-21075

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Illinois                                        36-3688499
        --------                                        ----------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)


500 Davis Street, Suite 1005, Evanston, Illinois            60201
- ---------------------------------------------------         -----
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (847) 866-8665


- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
   ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, 4,964,294 shares outstanding as of July 31, 1996.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                     PAGE
                                                                    NUMBER
                               PART I.  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

               Balance Sheets.....................................     3

               Statements of Income...............................     4

               Statements of Cash Flows...........................     5

               Notes to Financial Statements......................     7

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     11


                                     PART II.  OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS..................................     18

Item 2.        CHANGES IN SECURITIES..............................     18

Item 3.        DEFAULTS UPON SENIOR SECURITIES....................     18

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS...................................     18

Item 5.        OTHER INFORMATION..................................     18

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K...................     18

               SIGNATURES.........................................     19

               INDEX OF EXHIBITS..................................     20

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                           JUNE 30,                DECEMBER 31,
                                                                                            1996                      1995
                                                                                         -----------               ------------
                      ASSETS
  Cash.......................................................................            $ 1,449,181               $ 1,703,320
  Restricted cash............................................................              2,546,083                        --
  Finance receivables:
    Net principal balance....................................................             75,463,744                59,495,368
    Unamortized contract acquisition discount................................                     --                        --
    Unearned insurance commissions...........................................                (86,548)                 (189,737)
                                                                                         -----------               -----------
    Automobile finance receivables...........................................             75,377,196                59,305,631
    Allowance for credit losses..............................................             (6,499,954)               (5,010,919)
                                                                                         -----------               -----------
                                                                                          68,877,242                54,294,712

  Property and equipment - at cost...........................................              1,013,334                   881,713
  Repossessed assets.........................................................                703,912                   542,841
  Deferred tax asset.........................................................                768,000                       --
  Other assets...............................................................              2,654,306                   988,194
                                                                                         -----------               -----------

      TOTAL ASSETS...........................................................            $78,012,058               $58,410,780
                                                                                         ===========               ===========

         LIABILITIES AND
       STOCKHOLDERS' EQUITY

  Senior debt................................................................            $14,447,000               $43,267,000
  Notes payble - securitized pool............................................             45,087,652                        --
  Subordinated debt..........................................................              8,411,264                 8,354,541
  Accounts payable - dealers.................................................              2,547,491                 1,937,710
  Other accounts payable and accrued expenses................................              1,980,460                 1,577,189
  Other liabilities..........................................................                801,318                   460,271
                                                                                         -----------               -----------

      Total liabilities......................................................             73,275,185                55,596,711

  Common stock warrants......................................................                807,019                   649,300


  Stockholders' equity:
    Common stock, $.01 par value; 20,000,000
      shares authorized; 2,062,080 shares issued
      and outstanding........................................................                 20,621                    20,621
    Class B common stock, $.01 par value, non-
      voting; 2,262,080 shares authorized;
      1,015,569 issued and outstanding at
      June 30, 1996..........................................................                 10,156                     9,176
    Additional paid-in capital...............................................              1,311,621                 1,201,718
    Retained earnings .......................................................              2,982,607                 1,328,405
    Guaranteed loans of stockholders.........................................               (395,151)                 (395,151)
                                                                                         -----------               -----------

      Total stockholders' equity.............................................              3,929,854                 2,164,769
                                                                                         -----------               -----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY...................................................            $78,012,058               $58,410,780
                                                                                         ===========               ===========




      The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME




                                                           THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------           ---------------------------------
                                                           1996                 1995                 1996                   1995
                                                        ----------           ----------           ----------             ----------
Finance charges and interest........................    $3,759,751           $2,073,616           $7,015,704             $4,235,443
Interest expense....................................     1,532,641              948,120            2,890,221              1,819,528
                                                        ----------           ----------           ----------             ----------
    Net interest income.............................     2,227,110            1,125,496            4,125,483              2,415,915
Provision for credit losses.........................       225,000                   --              625,000                     --
                                                        ----------           ----------           ----------             ----------
    Net interest income after provision
      for credit losses.............................     2,002,110            1,125,496            3,500,483              2,415,915

Other income:
  Servicing income..................................     1,441,759              943,693            2,567,488              1,421,666
  Insurance commissions.............................       756,860              333,641            1,407,767                608,983
  Fees and other income.............................       318,335              114,037              676,285                210,361
  Gain on sale of finance receivables...............       115,343                   --              524,343                     --
                                                        ----------           ----------           ----------             ----------
    Total other income..............................     2,632,297            1,391,371            5,175,883              2,241,010
                                                        ----------           ----------           ----------             ----------

    Income before operating expenses................     4,634,407            2,516,867            8,676,366              4,656,925

Operating expenses:
  Salaries and employee benefits....................     1,972,972            1,192,139            3,938,012              2,280,522
  Rent expense......................................       116,363               87,263              229,536                158,617
  Depreciation and amortization.....................        84,976               53,509              168,556                112,564
  Professional services.............................       179,549              105,402              254,467                163,424
  Other expenses....................................       806,948              449,546            1,522,874                807,872
                                                        ----------           ----------           ----------             ----------
    Total operating expenses........................     3,160,808            1,887,859            6,113,445              3,522,999
                                                        ----------           ----------           ----------             ----------

    Income before income taxes......................     1,473,599              629,008            2,562,921              1,133,926

Income taxes........................................       591,000               15,000            1,018,000                 30,000
Deferred income tax effect of
  S corporation termination.........................            --                   --             (267,000)                    --
                                                        ----------           ----------           ----------             ----------

    Net income......................................    $  882,599           $  614,008           $1,811,921             $1,103,926
                                                        ==========           ==========           ==========             ==========


Pro forma net income per share......................    $     0.20           $     0.11           $     0.41             $     0.21
                                                        ==========           ==========           ==========             ==========

Pro forma weighted average number of common and
  common equivalent shares outstanding..............     5,391,679            4,996,588            5,391,679              5,001,159
                                                        ==========           ==========           ==========             ==========

The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------------
                                                                         1996                   1995
                                                                      ----------             ----------
Cash flows from operating activities:
  Net income................................................          $1,811,921             $1,103,926
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization...........................             225,279                158,700
    Provision for credit losses.............................             625,000                     --
    Deferred income taxes...................................            (501,000)                    --
    Deferred income tax effect of
      S corporation termination.............................            (267,000)                    --
    Gain on sale of finance receivables.....................            (524,343)                    --
    Accretion of contract acquisition
      discount..............................................                  --               (113,296)
    Changes in assets and liabilities:
    Restricted cash.........................................          (2,546,083)                    --
    Repossessed assets......................................            (161,071)               (54,620)
    Other assets............................................          (1,141,769)              (500,255)
    Accounts payable and
      accrued expenses......................................             761,520              1,367,437
    Income taxes payable....................................             251,532                     --
    Other liabilities.......................................             341,047                (44,183)
                                                                     -----------            -----------
      Total adjustments.....................................          (2,936,888)               813,783
                                                                     -----------            -----------
      Net cash provided by  (used in)
      operating activities..................................          (1,124,967)             1,917,709
Cash flows from investing activities:
  Automobile installment contracts
    purchased...............................................         (62,251,117)           (32,711,265)
  Proceeds from sale of automobile
    installment contracts...................................          31,665,399             24,777,933
  Principal collections on automobile
    installment contracts...................................          15,378,188             10,534,694
  Principal collections on timeshare
    receivables.............................................                  --                150,351
  Capital expenditures......................................            (300,177)              (285,121)
                                                                     -----------            -----------
      Net cash provided by (used in)
      investing activities..................................         (15,507,707)             2,466,592


       The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                      SIX MONTHS ENDED JUNE 30,
                                                                    -----------------------------
                                                                       1996              1995
                                                                    -----------       -----------
Cash flows from financing activities:
  Borrowings under senior debt..............................        $47,335,000       $23,484,000
  Payments on senior debt...................................        (76,155,000)      (18,921,000)
  Proceeds from issuance of securitized notes...............         45,087,652                --
  Proceeds from issuance of
    common stock............................................            110,883                --
  Payments on repurchase of
    common stock............................................                 --            (6,666)
  Dividends paid............................................                 --          (576,141)
                                                                     ----------        ----------
      Net cash provided by
      financing activities..................................         16,378,535         3,980,193
                                                                     ----------        ----------
      INCREASE (DECREASE)
      IN CASH...............................................           (254,139)        8,364,494
Cash at beginning of period.................................          1,703,320           714,445
                                                                     ----------        ----------
Cash at end of period.......................................         $1,449,181        $9,078,939
                                                                     ==========        ==========
Supplemental disclosures of  cash flow information:
  Cash paid during the period for:
    Interest................................................         $2,846,679        $1,650,305
    Income taxes............................................          1,287,000            34,100



The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

     First Enterprise Financial Group, Inc., which operates under the name First Enterprise Acceptance Company (the "Company"), is a specialty finance company engaged primarily in purchasing and servicing installment sales contracts originated by automobile dealer for financing the sale of used automobiles, vans and light trucks.

     The unaudited interim consolidated financial statements of the Company, in the opinion of management, reflect al necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of results as of the dates and for the interim periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes there to included in the Company's prospectus dated July 22, 1996 relating to its initial Public Offering. On July 22, 1996, the Company completed its initial Public Offering of 1,886,640 shares of common stock.

INCOME TAXES

     Since its inception, the Company was an S Corporation under the Internal Revenue Code of 1986, as amended. As a result, the income of the Company has been taxed, for federal and certain state and local income tax purposes, directly to the Company's stockholders, rather than the Company. The Company terminated its status as an S Corporation effective January 1, 1996 and, as a result, the Company is now subject to federal and state corporate income taxation. For purposes of computing pro-forma net income per share for 1995, a pro-forma income tax provision was calculated on 1995 net income before income taxes.


EARNINGS PER SHARE

        The pro-forma net income per share computations reflect the issuance of 1,886,640 shares of Common Stock on July 22, 1996, at a price of $7 per share, in connection with the Company's initial Public Offering.

        The pro-forma net income per share computations do not reflect the issuance of 282.996 shares of Common Stock on August 20, 1996, at a price of $7 per share in connection with the exercise of the over-allotment option by the Underwriters.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - FINANCE RECEIVABLES

     Finance receivables are summarized as follows:




                                                                  JUNE 30,          JUNE 30,
                                                                    1996              1995
                                                                  -----------      ------------
Contractual payments due....................................      103,216,285       $79,422,000
Unearned finance charges....................................      (27,752,541)      (19,926,632)
                                                                -------------       -----------
Net principal balance.......................................       75,463,744        59,495,368
Unamortized contract acquisition............................               --                --
Unearned insurance commission...............................          (86,548)         (189,737)
                                                                -------------       -----------
Automobile finance receivables..............................       75,377,196        59,305,631
Allowance for credit losses.................................       (6,499,954)       (5,010,919)
                                                                -------------       -----------
                                                                $  68,877,242       $54,294,712
                                                                =============       ===========


     Automobile finance receivables are accounted for on a discount basis and generally have terms of 24 to 36 months, with a maximum term 54 months.

     A summary of the activity in the unamortized contract acquisition discounts is as follows for the six months ended June 30, 1996 and 1995:


                                                                  JUNE 30,        JUNE 30,
                                                                    1996            1995
                                                                  --------        --------
Balance at beginning of year................................      $      --       $228,617
Additions from new business.................................             --             --
Accreted into finance charge income.........................             --       (113,296)
Transferred to allowance for credit losses..................             --             --
                                                                  ---------       --------
Balance at end of year......................................      $      --       $115,321
                                                                  ---------       ========

     A summary of the activity in allowance for credit losses is as follows for six months ended June 30, 1996 and 1995:


                                                                  JUNE 30,          JUNE 30,
                                                                    1996              1995
                                                                  --------          --------
Balance at beginning of year................................      $5,010,919       $2,562,723
Additions from new business.................................       6,329,755        3,575,756
Related to finance receivables sold.........................      (2,946,826)      (2,196,776)
Finance receivables charged off, net of recoveries..........      (2,518,894)      (1,299,648)
Provision for credit losses.................................         625,000               --
                                                                  ----------       ----------

Balance at end of year......................................      $6,499,954       $2,642,055
                                                                  ==========       ==========

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FINANCE RECEIVABLES - CONTINUED

Servicing Income

     Contractual servicing income on sold receivables is recognized over the life of the related receivables as a percentage of receivables outstanding. Bonus servicing fees are recognized when earned and are based on the difference between the yield received by the Company and the sum of the Company's 3% contractual servicing fee, the yield due to the purchaser and the addition or reduction necessary to maintain the purchaser's reserve at the required level. Gain or loss on sale of finance receivables is determined by the difference between sales proceeds and the cost of the finance receivables and adjusted for the difference, if any, between the estimated future servicing revenues and normal servicing costs ("excess servicing rights"). The excess servicing rights, if any, are capitalized and amortized over the expected repayment life of the sold finance receivables.

NOTE C - SENIOR DEBT AND SUBORDINATED DEBT

     Senior debt and subordinated debt consist of the following at:


                                                                                                JUNE 30,
                                                                                                 1996
                                                                                                -----------
Senior Debt:
           $62,000,000, senior secured Credit Facility, due June 1, 1997, with interest at the reference rate as defined in the agreement, plus 1.0%, which was 9.25% at June 30, 1996........................................  $14,447,000
                                                                                                ===========

Subordinated Debt:
           $4,000,000, subordinated note, unsecured, due September 30, 1996.
           with interest at 13.5% (net of unamortized allocation of $36,364 to common stock warrants).............................................................  $ 3,963,636

           $4,500,000, subordinated note, unsecured, due August 31, 1998, with interest at 13.0% (net of unamortized allocation of $52,372 to common stock warrants)....................................................................  $ 4,447,628
                                                                                                -----------

                                                                                                $ 8,411,264
                                                                                                ===========


     Borrowings under the Credit Facility are collateralized by all finance receivables and certain other assets. The agreement requires the maintenance of certain financial covenants which include, among others, ratio of debt to net worth and ratio of reserves to the finance receivable portfolio. The Company was in compliance with all financial covenants at June 30, 1996.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NOTES PAYABLE - SECURITIZED POOL


     The Company has entered into a letter of intent with a placement agent for the issuance of up to $200 million of securitized notes through a wholly-owned subsidiary.. On June 18, 1996, the Company completed a $45.1 million debt financing consisting of 6.84% fixed rate automobile securitized notes. The notes were issued by First Enterprise Securitization Corporation, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

     The Company is required to establish and maintain cash reserve and collection accounts with a trustee, with respect to the securitized pool of finance receivables. The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indenture and are invested in certain instruments as permitted by the trust agreement.
To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indenture requires the Company to maintain specified delinquency and credit loss ratios. The Company was in compliance with these covenants at June 30, 1996.



NOTE E - STOCK OPTIONS

     The following table summarized the Company's stock option plans for the six months ended June 30, 1996.


                                                                                   OPTION PRICE
                                                                SHARES                PER SHARE
                                                                ------           --------------
Option outstanding at December 31, 1995................         610,891          $1.13  -  1.36
Option changes
Exercised..............................................         (97,944)                   1.13
                                                                -------
Options outstanding at June 30, 1996...................         512,947           1.13 -   1.36
                                                                =======

     The Company intends to continue to apply the provisions of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees", in the computation of employee compensation expense. The Company will provide pro forma net income and income per share disclosures as if the fair value based accounting method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," had been used to account for stock-based employee compensation expense.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition of the Company at June 30, 1996 as compared with December 31, 1995 and the results of operations for the six months ended June 30, 1996 and 1995. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

RECENT DEVELOPMENTS

     On June 18, 1996, the Company completed a $45.1 million debt financing consisting of 6.84% fixed rate securitization notes. The notes were issued by First Enterprise Securitization Corporation, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of financed receivables. Financial Security Assurances Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

     On July 22, 1996, the Company completed its initial public offering of 1,886,640 shares of common stock at a price of $7 per share. Net proceeds from the offering were used to retire the subordinated debt and repay borrowings under the Credit Facility.

     On August 20, 1996, the Underwriters exercised their 30 day over-allotment option to purchase 282,996 additional shares of common stock at a price of $7 per share. Net proceeds from the exercise were used to repay borrowings under the Credit Facility.

GENERAL

     The Company is a specialty finance company engaged primarily in purchasing and servicing installment contracts originated by dealers in the sale of automobiles. The Company derives most of its revenue from (i) finance charges earned on the installment contracts, (ii) contractual servicing fees and bonus servicing fees resulting from the sales of certain receivables and (iii) fees and commissions derived from the sale of ancillary products. The following table summarizes the Company's sources of revenues,




                                                                                             SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                      1996                 1995
                                                                                     -------              -------
Finance charges from installment contracts.............................               57.5%                65.2%
Interest income from timeshare receivables.............................                 --                  0.2
Servicing income.......................................................               21.1                 22.0
Other fees and commissions.............................................               17.1                 12.6
Gain on sale of installment contracts..................................                4.3                   --
                                                                                     -----                -----

Total..................................................................              100.0%               100.0%
                                                                                     =====                =====


     Installment contracts are generally purchased from dealers at a discount from the principal amount financed by consumers which is non-refundable to dealers ("non-refundable contract acquisition discount"). The amount of the non-refundable contract acquisition discount is negotiated between the dealers and the branch managers based on several factors, including the creditworthiness of the consumers, the value and condition of the automobiles and the relationship between the amount to be financed and the automobile's value. The non-refundable contract acquisition discount represents both a credit allowance and a yield enhancement, with the portion necessary to absorb credit losses allocated to the allowance for credit losses. The remaining portion of the non-refundable contract acquisition discount, if any, is allocated to the unamortized contract acquisition discount and is accreted into finance charge income over the estimated life of the installment contracts using the sum-of-the-months'-digits method which approximates the interest method.
Since August 1995, all of the Company's non-refundable contract acquisition discount has been allocated to the allowance for credit losses.

     For the three and six months ended June 30, 1996, the weighted average non-refundable contract acquisition discount was approximately 10.1% and 10.2%, respectively. For the three and six months ended June 30, 1995, the weighted average non-refundable contract acquisition discount was approximately 10.3% and 10.9%, respectively.

         RESULTS OF OPERATIONS:

         The following table sets forth certain financial data relating to the Company.

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                        1996            1995
                                                                    -------------   -----------
                                                                      (DOLLARS IN THOUSANDS)
         PORTFOLIO DATA:
                  Total Portfolio (1)............................  $118,715             $60,010
                  Average Total Portfolio (1)....................   100,068              49,278
                  Average Owned Portfolio (2)....................    61,124              36,607
                  Average indebtedness (3).......................    53,889              31,574

                  Number of installment contracts purchased......     8,324               4,728
                  Installment contracts purchased................    62,251              32,711

         OPERATING DATA:
                  Owned Portfolio yield (4)......................     23.08%              23.33%
                  Cost of borrowed funds (3).....................     10.78               11.62
                  Net interest spread ...........................     12.30               11.71
                  Net interest margin (5)........................     13.57               13.31
                  Allowance for credit losses as a
                     percentage of Owned Portfolio...............      8.61                8.52
                  Net charge-offs in the Owned Portfolio as a
                     percentage of average Owned Portfolio.......      8.24                7.10
                  Net charge-offs in the Total Portfolio as a
                     percentage of average Total Portfolio.......      6.73                6.07
                  Operating expenses as a percentage of
                     average Total Portfolio.....................     12.28               14.42

                  Number of branch offices.......................        29                  21
                  Number of dealers..............................     1,025                 519


             (1) The Total Portfolio represents the principal amount of contracts owned and/or serviced by the Company. Averages were computed using the beginning and ending balances for each month during the periods presented.

             (2) The Owned Portfolio represents the principal amount
                 of contracts owned by the Company. Averages were computed using the beginning and ending balances for each month during the periods presented.

             (3) Average indebtedness represents the average dollar balance of borrowings outstanding under the Credit Facility, subordinated notes and notes payable - securitized pool throughout the period presented. Cost of borrowed funds represents interest expense as a percentage of average indebtedness. Averages were computed using the daily outstanding balances.

             (4) Represents automobile finance charge income as a
                 percentage of the average Owned Portfolio.

             (5) Represents net interest income as a percentage of the
                 average Owned Portfolio.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net Interest Income

     Finance charges and interest increased $2.8 million, or 65.6%, from $4.2 million for the six months ended June 30, 1995 to $7.0 million for the six months ended June 30, 1996. The growth in finance charges and interest resulted from an increase in the Owned Portfolio due to an increase in the number of installment contracts purchased. While installment contracts purchased increased $29.6 million, or 90.3%, from $32.7 million for the six months ended June 30, 1995 to $62.3 million for the six months ended June 30, 1996, the average Owned Portfolio increased $24.5 million, or 67.0%, from $36.6 million to $61.1 million over the corresponding periods. This is due do the fact that the Company sold $34.7 million and $27.5 million in contracts during the six months ended June 30, 1996 and 1995, respectively.

     The Company opened four branch offices during the six months ended June 30, 1996, increasing to 29 the total number of its branch offices. At June 30, 1995, the Company operated 21 branch offices.

     The average Owned Portfolio yield decreased from 23.3% for the six months ended June 30, 1995 to 23.1% for the six months ended June 30, 1996.

     Interest expense increased $1.1 million from $1.8 million for the six months ended June 30, 1995 to $2.9 million for the six months ended June 30, 1996. The increase in interest expense resulted from an increase in borrowings under the Credit Facility and the issuance of additional subordinated debt. Average indebtedness increased $22.3 million, or 70.6%, from $31.6 million for the six months ended June 30, 1995 to $53.9 million for the six months ended June 30, 1996. The average cost of borrowed funds decreased from 11.61% for the six months ended June 30, 1995 to 10.79% for the six months ended June 30, 1996. The decrease in average cost of borrowed funds was due primarily to the decrease in the rate paid on the Credit Facility. For the six months ended June 30, 1995, the weighted average rate on the Credit Facility was 9.92% and for the six months ended June 30, 1996 the weighted average rate on the Credit Facility was 9.29%. Additionally, in September 1995, the Company issued a new subordinated note for $4.5 million bearing interest at 13%, the proceeds of which were used to pay down borrowings under the Credit Facility. In addition to the interest rate on the subordinated debt, the Company amortized both the fees associated with the subordinated debt and the discount related to the detachable warrants attached to the subordinated debt. Net interest income increased $1.7 million, or 70.8% from $2.4 million for the six months ended June 30, 1995 to $4.1 million for the six months ended June 30, 1996.

     The net interest margin on the Owned Portfolio increased from 13.3% for the six months ended June 30, 1995 to 13.6% for the six months ended June 30, 1996, due to the lower average cost of borrowed funds, offset slightly by the decrease in average Owned Portfolio yield as discussed above.

Provision for Credit Losses

     For the six months ended June 30, 1996, the Company made a provision for credit losses of $625,000. There was no provision for credit losses for the six months ended June 30, 1995. The provision for credit losses contributed to the increase in the allowance for credit losses as a percentage of the Owned Portfolio from 8.5% as of June 30, 1995 to 8.6% as of June 30, 1996. See "Credit Loss Experience."

Other Income

     Other income increased $3.0 million, or 131%, from $2.2 million for the six months ended June 30, 1995 to $5.2 million for the six months ended June 30, 1996. The increase in other income was primarily due to increases in servicing income derived from installment contracts sold, the sale of ancillary products and the recognition of a gain on the sale of installment contracts.

     Servicing income increased $1.2 million, or 80.6%, from $1.4 million for the six months ended June 30, 1995 to $2.6 million for the six months ended June 30, 1996. The increase in servicing income was due to the sale of $34.7 million in installment contracts during the six months ended June 30, 1996 compared to the sale of $27.5 million in installment contracts during the six months ended June 30, 1995. Further, the average balance of sold contracts increased $26.3 million from $12.7 million for the six months ended June 30, 1995 to $39.0 million for the six months ended June 30, 1996.

     Income from insurance commissions increased $799,000 from $609,000 for the six months ended June 30, 1995 to $1.4 million for the six months ended June 30, 1996. The increase was attributable to the increased sales of insurance products in connection with the increase in the volume of installment contracts purchased and the introduction of certain new insurance products in late 1995.

     For the six months ended June 30, 1996, the Company recognized a gain on the sale of $34.7 million of installment contracts in the amount of $524,000. The gain on the sales of installment contracts was determined by the difference between sales proceeds and the cost of the installment contracts adjusted for the present value of the excess servicing rights. The excess servicing rights were capitalized and are being amortized over the expected life of the related installment contracts in direct proportion to the reduction in the related pool of installment contracts sold.

Operating Expenses

     Operating expenses increased $2.6 million, or 73.5%, from $3.5 million for the six months ended June 30, 1995 to $6.1 million for the six months ended June 30, 1996. The increase in operating expenses was due to increases in salaries and employee benefits, rent and other expenses relating to the opening of new branch offices as well as the addition of administrative personnel at the Evanston, Illinois and Enterprise, Alabama offices. Salaries and employee benefits increased $1.6 millions, or 72.7%, from $2.3 million for the six months ended June 30, 1995 to $3.9 million for the six months ended June 30, 1996. Although operating expenses increased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, the Total Portfolio grew at a faster rate than the increases in operating expenses. As a result, operating expenses as a percentage of the average Total Portfolio decreased from 14.4% for the six months ended June 30, 1995 to 12.3% for the six months ended June 30, 1996.

Income Taxes

     Income taxes increased $988,000 from $30,000 for the six months ended June 30, 1995 to $1.0 million for the six months ended June 30, 1996. The increase is due to the Company terminating its status as an S Corporation effective on January 1, 1996. As a result, the Company is now subject to federal and certain state and local income taxes.

     Upon termination of the S Corporation status, and in compliance with SFAS No. 109, the Company recognized a deferred tax benefit of $267,000 for the six months ended June 30, 1996.

Net Income

     Net income increased $708,000, or 64.1%, from $1.1 million for the six months ended June 30, 1995 to $1.8 million for the six months ended June 30, 1996. The increase in net income was primarily attributable to the growth in the Total Portfolio and related factors as discussed above, as well as the income tax benefit resulting from the termination of the S Corporation status.

CREDIT LOSS EXPERIENCE

     The Company maintains an allowance for credit losses at a level management believes adequate to absorb potential losses in the Owned Portfolio. The adequacy of the allowance for credit losses is evaluated by management on an ongoing basis through historical credit loss experience, delinquencies, the value of the underlying collateral, the level of the finance contract portfolio and general economic conditions and trends. An account is charged off against the allowance for credit losses at the earliest of the time the account's collateral is repossessed, the account is 120 days or more past due or the account is otherwise deemed to be uncollectible.

     The Total Portfolio is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating trends and loss experience on a more detailed basis. If management determines that the allowance for credit losses is not adequate to provide for potential losses of an individual pool, amounts will be transferred, to the extent available, from the unamortized contract acquisition discounts for that pool to the allowance for credit losses. Any remaining shortfall in the allowance for credit losses would be provided through a charge against income.

     Based upon historical analysis and expected future trends, management changed the allocation of the non-refundable contract acquisition discount to the allowance for credit losses, such that all non-refundable contract acquisition discount was allocated entirely to the allowance for credit losses during 1995. Additionally, after reviewing the adequacy of the allowance for credit losses, the remaining balance of the unamortized contract acquisition discount was transferred to the allowance for credit losses on August 1, 1995. For the six months ended June 30, 1996, the Company increased its allowance for credit losses by $625,000 through a charge against income based upon continued historical analysis, particularly evaluation of the earliest pools. Management will continue to monitor this allocation and may, if appropriate, in the future allocate portions of the non-refundable acquisition discount to unamortized contract acquisition discount.

DELINQUENCY EXPERIENCE

     A payment is considered past due if the customer fails to make any full payment on or before the due date as specified by the terms of the installment contract. The Company typically contacts delinquent customers within one to two days after the due date.

     The following table summarizes the Company's delinquency experience for accounts with payments 60 days or more past due on a dollar basis for the Total Portfolio and Owned Portfolio. The delinquency experience data exclude automobiles which have been repossessed.



                                                                AS OF JUNE 30,
                                                           1996                1995
                                                         -----------------------------
TOTAL PORTFOLIO:
  Installment contracts, gross                           $159,207            $  79,541
  Past due accounts, gross:
     60 to 89 days                                            993                  245
     90 days or more                                          891                   74
                                                         --------            ---------
     Total 60 days or more                               $  1,884            $     319
                                                         ========            =========

  Contracts with payments 60 days or more past due as a
     percentage of total installment contracts, gross        1.18%                0.40%
                                                         ========            =========


OWNED PORTFOLIO:
  Installment contracts, gross                           $103,216            $  41,069
  Past due accounts, gross:
     60 to 89 days                                            489                  194
     90 days or more                                          470                   67
                                                         --------            ---------

     Total 60 days or more                               $    959            $     261
                                                         ========            =========
  Contracts with payments 60 days or more past due as a
     percentage of total installment contracts, gross        0.93%                0.64%
                                                         ========            =========

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations, branch office openings and the growth of the Total Portfolio through six principal sources of funds: (i) payments received under installment contracts, (ii) borrowings under the Credit Facility, (iii) proceeds from the issuance of subordinated notes, (iv) proceeds from the sale of installment contracts, (v) proceeds from an asset securitization transaction and (vi) proceeds from the liquidation of timeshare receivables.

     Net cash flows used in operating activities were $2.9 million and net cash flows provided by operating activities were $0.8 million for the six months ended June 30, 1996 and 1995, respectively. The decrease resulted primarily from increases in restricted cash and other assets, offset by increases in net earnings.

     Net cash flows used in investing activities were $15.5 million and net cash flows provided by investing activities were $2.5 million for the six months ended June 30, 1996 and 1995, respectively. The decrease resulted from cash used to purchase installment contracts.

     Net cash flows provided by financing activities were $16.4 million and $4.0 million for the six months ended June 30, 1996 and 1995, respectively. Cash provided by financing activities was used primarily to support the growth in the total portfolio.

     In order to meet its funding needs, the Company will require additional financing to supplement its expected cash flows from operations, the anticipated borrowings under its Credit Facility, the net proceeds from its initial public offering and proceeds from the issuance of the securitized notes. The Company has entered into a letter of intent with a placement agent for the issuance of up to $200 million of securitized notes through its wholly-owned special purpose subsidiary. On June 18, 1996, First Enterprise Securitization Corporation sold approximately $45.1 million of 6.84% fixed rate securitized notes in an asset securitization transaction.

     On July 22, 1996, the Company completed its initial public offering of 1,886,640 shares of common stock at a price of $7 per share. Net proceeds from the offering were used to retire the subordinated debt and repay borrowings under the Credit Facility.

     On August 20, 1996, the Underwriters exercised their 30 day over-allotment option to purchase 282,996 additional shares of common stock at a price of $7 per share. Net proceeds from the exercise were used to repay borrowings under the Credit Facility.

                          PART II - OTHER INFORMATION






         Item 1.  Legal Proceedings - Not Applicable

         Item 2.  Changes in Securities - Not Applicable

         Item 3.  Defaults Upon Senior Securities - None

         Item 4.  Submission of Matters to a Vote of Securities Holders


                  On May 1, 1996, the shareholders of the Company adopted, by unanimous written consent, (i) an amendment to the Company's Articles of Incorporation to eliminate cumulative voting rights for any and all classes of stock and (ii) the 1995 Non-qualified Director Stock Option Plan.

         Item 5.  Other Information - Not Applicable

         Item 6.  (a) Exhibits


                      11.  Statement Regarding Computation of Per Share Earnings

                  (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     FIRST ENTERPRISE FINANCIAL GROUP, INC.


Date:   9/4/96                            Michael P. Harrington
      --------------------                ------------------------------------
                                          Michael P. Harrington
                                          Chairman of the Board,
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)


Date:   9/4/96                            Jan W. Erfert
      --------------------                ------------------------------------
                                          Jan W. Erfert
                                          Vice President and Treasurer
                                          (Principal Accounting and
                                          Financial Officer)

                               INDEX OF EXHIBITS



     Exhibit No.                     Description



11.                 Statement Regarding Computation of Per Share Earnings