Form 10-Q
period 1996-09-30
FIRST ENTERPRISE FINANCIAL GROUP INC
filed 1996-11-12
CIK 1004968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the quarterly period ended September 30, 1996.

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from _______ to _______

Commission File No                0-21075

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          Illinois                                     36-3688499
-------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)


500 Davis Street, Suite 1005, Evanston, Illinois                  60201
------------------------------------------------                  -----
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (847) 866-8665


________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, 5,265,335 shares outstanding as of October 31, 1996.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                 PAGE
                         PART I.  FINANCIAL INFORMATION         NUMBER
                                                                ------

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets........................................    3

         Statements of Income..................................    4

         Statements of Cash Flows..............................    5

         Notes to Financial Statements.........................    7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........   11


                          PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.....................................   19

Item 2.  CHANGES IN SECURITIES.................................   19

Item 3.  DEFAULTS UPON SENIOR SECURITIES.......................   19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS......................................   19

Item 5.  OTHER INFORMATION.....................................   19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................   19


         SIGNATURES............................................   20

         INDEX OF EXHIBITS.....................................   21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,      December 31,
                                                                                              1996               1995
                                                                                          ------------       ------------
                                ASSETS

Cash...................................................................................  $   1,437,825      $   1,703,320
Restricted cash........................................................................      4,203,895                 --
Finance receivables:
    Net principal balance..............................................................     97,114,910         59,495,368
    Unamortized contract acquisition discount..........................................             --                 --
    Unearned insurance commissions.....................................................        (50,128)          (189,737)
                                                                                          ------------       ------------
    Automobile finance receivables.....................................................     97,064,782         59,305,631
    Allowance for credit losses........................................................     (8,024,609)        (5,010,919)
                                                                                          ------------       ------------
                                                                                            89,040,173         54,294,712

Property and equipment - at cost.......................................................      1,098,641            881,713
Repossessed assets.....................................................................        820,775            542,841
Deferred tax asset.....................................................................      1,176,000                 --
Other assets...........................................................................      2,597,625            988,194
                                                                                          ------------       ------------
        TOTAL ASSETS...................................................................  $ 100,374,934      $  58,410,780
                                                                                          ============       ============


                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY

Senior debt............................................................................  $  35,061,000      $  43,267,000
Notes payble - securitized pool........................................................     41,055,443                 --
Subordinated debt......................................................................             --          8,354,541
Accounts payable - dealers.............................................................      2,474,764          1,937,710
Other accounts payable and accrued expenses............................................      2,737,099          1,577,189
Other liabilities......................................................................        494,208            460,271
                                                                                          ------------       ------------
        Total liabilities..............................................................     81,822,514         55,596,711

Common stock warrants..................................................................             --            649,300

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000
       shares authorized; 5,265,335 and 2,062,080 shares issued
       and outstanding at September 30, 1996 and December 31, 1995, respectively.......         52,653             20,621
    Class B common stock, $.01 par value, non-
       voting; 2,262,080 shares authorized;
       917,625 issued and outstanding at
       December 31, 1995...............................................................             --              9,176
    Additional paid-in capital.........................................................     13,707,431          1,201,718
    Retained earnings .................................................................      4,792,336          1,328,405
    Guaranteed loans of stockholders...................................................             --           (395,151)
                                                                                          ------------       ------------
        Total stockholders' equity.....................................................     18,552,420          2,164,769
                                                                                          ------------       ------------

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY............................................................ $ 100,374,934      $  58,410,780
                                                                                          ============       ============


        The accompanying notes are an integral part of these statements.


                    FIRST ENTERPRISE FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME




                                                           Three months ended September 30,   Nine months ended September 30,
                                                           --------------------------------   --------------------------------
                                                               1996                1995           1996                1995
                                                           ------------        ------------   -------------       ------------
Finance charges and interest............................     $4,787,957          $2,352,315    $ 11,803,661         $6,587,758
Interest expense........................................      1,574,699             929,375       4,464,920          2,748,903
                                                           ------------        ------------   -------------       ------------
        Net interest income.............................      3,213,258           1,422,940       7,338,741          3,838,855
Provision for credit losses.............................        325,000                  --         950,000                 --
                                                           ------------        ------------   -------------       ------------
        Net interest income after provision
         for credit losses..............................      2,888,258           1,422,940       6,388,741          3,838,855

Other income:
    Servicing income....................................      1,423,007             943,219       3,990,495          2,364,886
    Insurance commissions...............................        997,793             405,178       2,405,560          1,014,161
    Fees and other income...............................        435,224             217,176       1,111,509            427,536
    Gain on sale of finance receivables.................             --                  --         524,343                 --
                                                           ------------        ------------   -------------       ------------
        Total other income..............................      2,856,024           1,565,573       8,031,907          3,806,583
                                                           ------------        ------------   -------------       ------------

        Income before operating expenses................      5,744,282           2,988,513      14,420,648          7,645,438

Operating expenses:
    Salaries and employee benefits......................      2,265,202           1,359,887       6,203,214          3,640,409
    Rent expense........................................        140,798              94,244         370,334            252,861
    Depreciation and amortization.......................         93,882              61,498         262,438            174,062
    Professional services...............................        222,399             156,519         476,866            319,943
    Other expenses......................................        947,502             526,992       2,470,376          1,334,864
                                                           ------------        ------------   -------------       ------------
        Total operating expenses........................      3,669,783           2,199,140       9,783,228          5,722,139
                                                           ------------        ------------   -------------       ------------

        Income before income taxes and
        extraordinary item..............................      2,074,499             789,373       4,637,420          1,923,299

Income taxes............................................        922,000              15,000       1,940,000             45,000
Deferred income tax effect of
    S corporation termination...........................             --                  --        (267,000)                --
                                                           ------------        ------------   -------------       ------------

        Net income before extraordinary item............     $1,152,499            $774,373     $ 2,964,420         $1,878,299
                                                           ------------        ------------   -------------       ------------

Extraordinary item from early extinguishment
    of debt, net of income taxes........................        149,789                  --         149,789                 --
                                                           ------------        ------------   -------------       ------------

        Net income......................................      1,002,710             774,373       2,814,631          1,878,299
                                                           ============        ============   =============       ============

Pro forma net income per share..........................          $0.20               $0.13           $0.58              $0.33
                                                           ============        ============   =============       ============

Pro forma weighted average number of common
    and common equivalent shares outstanding............      5,693,504           5,399,837       5,693,504          5,323,139
                                                           ============        ============   =============       ============


The accompanying notes are an integral part of these statements.

                      FIRST ENTERPRISE FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Nine months ended September 30,
                                                         -------------------------------
                                                            1996                 1995
                                                         -----------         -----------
Cash flows from operating activities:
  Net income..........................................    $2,814,631          $1,878,299
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization.....................       407,897             241,107
    Provision for credit losses.......................       950,000                  --
    Deferred income taxes.............................      (909,000)                 --
    Deferred income tax effect of
      S corporation termination.......................      (267,000)                 --
    Gain on sale of finance receivables...............      (524,343)                 --
    Accretion of contract acquisition
      discount........................................            --            (127,797)
    Changes in assets and liabilities:
    Restricted cash...................................    (4,203,895)                 --
    Repossessed assets................................      (277,934)            (87,983)
    Other assets......................................    (1,085,088)           (438,833)
    Accounts payable and
      accrued expenses................................     1,115,476           1,192,145
    Income taxes payable..............................     1,423,488                  --
    Other liabilities.................................       429,088            (258,429)
                                                         -----------         -----------
      Total adjustments...............................    (2,941,311)            520,210
                                                         -----------         -----------
      Net cash provided by (used in)
      operating activities............................      (126,680)          2,398,509
Cash flows from investing activitites:
  Automobile installment contracts
    purchased.........................................   (89,694,110)        (49,453,539)
  Proceeds from sale of automobile
    installment contracts.............................    31,665,399          24,777,933
  Principal collections on automobile
    installment contracts.............................    22,333,250          15,615,860
  Principal collections on timeshare
    receivables.......................................            --             266,323
  Capital expenditures................................      (479,366)           (449,297)
                                                         -----------         -----------
      Net cash used in
      investing activities............................   (36,174,827)         (9,242,720)




                      FIRST ENTERPRISE FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                                               Nine months ended September 30,
                                                                                               -------------------------------
                                                                                                   1996              1995
                                                                                               ------------      -------------
Cash flows from financing activities:
  Borrowings under senior debt..........................................................       $80,635,000       $34,695,000
  Payments on senior debt...............................................................       (88,841,000)      (31,119,000)
  Proceeds from issuance of securitized notes...........................................        45,087,652                --
  Payments on securitized notes.........................................................        (4,032,209)               --
  Proceeds from issuance of subordinated debt...........................................                           4,500,000
  Payments on subordinated debt.........................................................        (8,500,000)
  Proceeds from issuance of
    common stock........................................................................        11,686,569           180,605
  Payments on repurchase of
    common stock........................................................................                --            (6,666)
  Dividends paid........................................................................                --        (1,193,841)
                                                                                               -----------       -----------
      Net cash provided by
      financing activities..............................................................        36,036,012         7,056,098
                                                                                               -----------       -----------
      INCREASE (DECREASE)
      IN CASH...........................................................................
Cash at beginning of period.............................................................         1,703,320           714,445
                                                                                               -----------       -----------
Cash at end of period...................................................................        $1,437,825       $   926,332
                                                                                               ===========       ===========

Supplemental disclosures of  cash flow information:
  Cash paid during the period for:
    Interest............................................................................        $4,578,808       $ 2,569,930
    Income taxes........................................................................         1,364,437            34,100

Supplemental schedule of non-cash financing activities:
  Increase in additional paid-in capital resulting from tax benefit
    in conjunction with the exercise of common stock warrants...........................        $  842,000                --



The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

     First Enterprise Financial Group, Inc., which operates under the name First Enterprise Acceptance Company (the "Company"), is a specialty finance company engaged primarily in purchasing and servicing installment sales contracts originated by automobile dealers for financing the sale of used automobiles, vans and light trucks.

     The unaudited interim consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of results as of the dates and for the interim periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

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

EARNINGS PER SHARE

     The pro-forma net income per share computations reflect the issuance of 1,886,640 shares of common stock on July 22, 1996, in connection with the Company's initial public offering (1,500,000 shares issued at a price of $7 per share and 386,640 shares issued for $520,000 in connection with warrant exercises). The pro-forma computations also reflect the issuance of 282,996 shares of common stock on August 20, 1996, at a price of $7 per share in connection with the exercise of the over-allotment option by the Underwriters.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FINANCE RECEIVABLES

     Finance receivables are summarized as follows:

                                                   September 30,  December 31,
                                                       1996           1995
                                                    -----------   -----------
Contractual payments due......................      131,681,415   $79,422,000
Unearned finance charges......................      (34,566,505)  (19,926,632)
                                                    -----------   -----------
Net principal balance.........................       97,114,910    59,495,368
Unamortized contract acquisition..............               --            --
Unearned insurance commission.................          (50,128)     (189,737)
                                                    -----------   -----------
Automobile finance receivables................       97,064,782    59,305,631
Allowance for credit losses...................       (8,024,609)   (5,010,919)
                                                    -----------   -----------
                                                    $89,040,173   $54,294,712
                                                    ===========   ===========


     Automobile finance receivables are accounted for on a discount basis and generally have terms of 24 to 36 months, with a maximum term 54 months.

     A summary of the activity in the unamortized contract acquisition discounts is as follows for the nine months ended September 30, 1996 and 1995:


                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996            1995
                                                  --------       ---------

Balance at beginning of year..................... $     --       $228,617
Additions from new business......................       --             --
Accreted into finance charge income..............       --       (127,797)
Transferred to allowance for credit losses.......       --       (100,820)
                                                  --------       ---------

Balance at end of period......................... $     --       $      --
                                                  --------       =========


     A summary of the activity in allowance for credit losses is as follows for nine months ended September 30, 1996 and 1995:


                                                                SEPTEMBER 30, SEPTEMBER 30,
                                                                    1996          1995
                                                                 ----------   -----------
Balance at beginning of year...................................  $5,010,919    $2,562,723
Additions from new business....................................   9,035,292     5,373,687
Related to finance receivables sold............................  (2,946,826)   (2,196,776)
Finance receivables charged off, net of recoveries.............  (4,024,776)   (2,052,834)
Transfer from unamortized contract
     Acquisition Discount......................................          --       100,820
Provision for credit losses....................................     950,000            --
                                                                 ----------   -----------
Balance at end of period.......................................  $8,024,609    $3,787,620
                                                                 ==========   ===========

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

NOTE C - SENIOR DEBT AND SUBORDINATED DEBT

     Senior debt and subordinated debt consist of the following at:


                                                                                SEPTEMBER 30,
                                                                                    1996
                                                                                  --------
Senior Debt:
        $62,000,000, senior secured Credit Facility, due June 1, 1997, with interest at the reference rate as defined in the agreement,
        plus 1.0%, which was 9.25% at September 30, 1996.................       $35,061,000
                                                                                ===========

     Borrowings under the Credit Facility are collateralized by all finance receivables not subject to the securitized pool and certain other assets. The agreement requires the maintenance of certain financial covenants which include, among others, ratio of debt to net worth and ratio of reserves to the finance receivable portfolio. The Company was in compliance with all financial covenants at September 30, 1996.

     Effective October 1, 1996, the Company has renegotiated its Credit Facility, increasing the commitment to $85 million from $62 million and reducing the interest rate to prime plus 25 basis points with an option of 250 basis points over LIBOR.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NOTES PAYABLE - SECURITIZED POOL

     The Company has entered into a letter of intent with a placement agent for the issuance of up to $200 million of securitized notes through a wholly-owned subsidiary. On June 18, 1996, the Company completed a $45.1 million debt financing consisting of 6.84% fixed rate automobile securitized notes. The notes were issued by First Enterprise Securitization Corporation, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

     The Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pool of finance receivables ("restricted cash"). The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indenture and are invested in certain instruments as permitted by the trust agreement. To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indenture requires the Company to maintain specified delinquency and credit loss ratios. The Company was in compliance with these covenants at September 30, 1996.


NOTE E - STOCK OPTIONS

     The following table summarized the Company's stock option plans for the nine months ended September 30, 1996.

                                                                          OPTION PRICE
                                                             SHARES         PER SHARE
                                                         -------------   --------------

Option outstanding at December 31, 1995................      610,891     $1.13  -  1.36
Option changes
Granted................................................       23,000               7.00
Exercised..............................................     (115,988)     1.13  -  1.36
                                                         -------------

Options outstanding at September 30, 1996..............      517,903      $1.13 -  7.00
                                                         =============


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


NOTE F - SUBSEQUENT EVENTS

     On October 7, 1996, at the direction of the Board of Directors, the Company made the S Corporation Distribution payment in the amount of $2,069,811 to the stockholders of record as of December 29, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition of the Company at September 30, 1996 as compared with December 31, 1995 and the results of operations for the nine months ended September 30, 1996 and 1995. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

RECENT DEVELOPMENTS

     On July 22, 1996, the Company completed its initial public offering of 1,886,640 shares of common stock (1,500,000 shares issued at a price of $7 per share and 386,640 shared issued for $520,000 in connection with warrant exercises). Net proceeds from the offering were used to retire the subordinated debt and repay borrowings under the Credit Facility.

     On August 20, 1996, the Underwriters exercised their 30 day over-allotment option to purchase 282,996 additional shares of common stock at a price of $7 per share. Net proceeds from the exercise were used to repay borrowings under the Credit Facility.

     Effective October 1, 1996, the Company has renegotiated its Credit Facility, increasing the commitment to $85 million from $62 million and reducing the interest rate to prime plus 25 basis points with an option of 250 basis points over LIBOR.

     On October 7, 1996, at the direction of the Board of Directors, the Company made the S Corporation Distribution payment in the amount of $2,069,811 to the stockholders of record as of December 29, 1995.

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



                                                                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                  1996        1995
                                                               ----------  ----------
Finance charges from installment contracts....................    59.5%       63.2%
Interest income from timeshare receivables....................      --         0.2
Servicing income..............................................    20.1        22.8
Other fees and commissions....................................    17.8        13.8
Gain on sale of installment contracts.........................     2.6          --
                                                                 ------      ------
Total.........................................................   100.0%      100.0%
                                                                 ======      ======


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

     For the three and nine months ended September 30, 1996, the weighted average non-refundable contract acquisition discount was approximately 9.9% and 10.1%, respectively. For the three and nine months ended September 30, 1995, the weighted average non-refundable contract acquisition discount was approximately 10.7% and 10.9%, respectively.

RESULTS OF OPERATIONS:
The following table sets forth certain financial data relating to the Company.

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------   -------------------------------
                                                           1996               1995            1996              1995
                                                      -------------      -------------   -------------      ------------
                                                           (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
PORTFOLIO DATA:
   Total Portfolio (1).................................   $133,570           $68,662        $133,570          $68,662
   Average Total Portfolio (1).........................    126,495            64,434         108,877           54,330
   Average Owned Portfolio (2).........................     86,836            37,528          69,694           36,914
   Average indebtedness (3)............................     70,548            31,642          59,474           31,587

   Number of installment contracts purchased...........      3,578             2,344          11,902            7,072
   Installment contracts purchased.....................     27,443            16,742          89,694           49,454

OPERATING DATA:
   Owned Portfolio yield (4)...........................     21.94%            24.86%          22.62%           23.86%
   Cost of borrowed funds (3)..........................      8.88%            11.66%          10.03%           11.64%
   Net interest spread.................................     13.05%            13.20%          12.60%           12.23%
   Net interest margin (5).............................     14.72%            15.04%          14.07%           13.90%
   Allowance for credit losses as a
    percentage of Owned Portfolio......................      8.26%             8.63%           8.26%            8.63%
   Net charge-offs in the Owned Portfolio as a
    percentage of average Owned Portfolio..............      6.90%             7.96%           7.70%            7.42%
   Net charge-offs in the Total Portfolio as a
    percentage of average Total Portfolio..............      6.41%             6.45%           6.62%            6.24%
   Operating expenses as a percentage of
    average Total Portfolio............................     11.54%            13.54%          12.00%           14.08%

   Number of branch offices............................         33                23              33               23
   Number of dealers...................................      1,133               578           1,133              578


(1) The Total Portfolio represents the principal amount of contracts owned and/or serviced by the Company. Averages were computed using the beginning and ending balances for each month during the periods presented.

(2) The Owned Portfolio represents theprincipal amount of contracts owned by the Company. Averages were computed using the beginning and ending balances for each month during the periods presented.

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Interest Income

     Finance charges and interest increased $5.2 million, or 79.2%, from $6.6 million for the nine months ended September 30, 1995 to $11.8 million for the nine months ended September 30, 1996. The growth in finance charges and interest resulted from an increase in the Owned Portfolio due to an increase in the number of installment contracts purchased. While installment contracts purchased increased $40.2 million, or 81.4%, from $49.5 million for the nine months ended September 30, 1995 to $89.7 million for the nine months ended September 30, 1996, the average Owned Portfolio increased $32.8 million, or 88.8%, from $36.9 million to $69.7 million over the corresponding periods.
This is due do the fact that the Company sold $34.7 million and $27.5 million in contracts during the nine months ended September 30, 1996 and 1995, respectively.

     The Company opened eight branch offices during the nine months ended September 30, 1996, increasing to 33 the total number of its branch offices. At September 30, 1995, the Company operated 23 branch offices.

     The average Owned Portfolio yield decreased from 23.9% for the nine months ended September 30, 1995 to 22.6% for the nine months ended September 30, 1996. The decrease is attributable to the following factors (i) no income from the accretion of unamortized contract acquisition discount for the nine months ended September 30, 1996 and (ii) the increase in forced placed collateral protection insurance ("CPI"), for which the Company does not charge interest, as a percentage of the Owned Portfolio.

     Interest expense increased $1.7 million from $2.8 million for the nine months ended September 30, 1995 to $4.5 million for the nine months ended September 30, 1996. The increase in interest expense resulted from an increase in borrowings under the Credit Facility and the issuance of additional subordinated debt in September 1995. Average indebtedness increased $27.9 million, or 88.3%, from $31.6 million for the nine months ended September 30, 1995 to $59.5 million for the nine months ended September 30, 1996. The average cost of borrowed funds decreased from 11.64% for the nine months ended September 30, 1995 to 10.03% for the nine months ended September 30, 1996. The decrease in average cost of borrowed funds was due primarily to the retirement of subordinated debt as a result of the initial public offering and to a lesser extent, a decrease in the rate paid on the Credit Facility. Proceeds from the July 22, 1996 initial public offering were used to repay $4.0 million in subordinated debt bearing interest at 13.5% and $4.5 million in subordinated debt bearing interest at 13%. In addition to the interest rate on the subordinated debt, the Company amortized both the fees associated with the subordinated debt and the discount related to the detachable warrants attached to the subordinated debt. For the nine months ended September 30, 1995, the weighted average rate on the Credit Facility was 9.86% and for the nine months ended September 30, 1996 the weighted average rate on the Credit Facility was 9.28%. Net interest income increased $3.5 million, or 91.2% from $3.8 million for the nine months ended September 30, 1995 to $7.3 million for the nine months ended September 30, 1996.

     The net interest margin on the Owned Portfolio increased from 13.9% for the nine months ended September 30, 1995 to 14.1% for the nine months ended September 30, 1996, due to the lower average cost of borrowed funds, offset slightly by the decrease in average Owned Portfolio yield as discussed above.

Provision for Credit Losses

     For the nine months ended September 30, 1996, the Company made a provision for credit losses of $950,000. There was no provision for credit losses for the nine months ended September 30, 1995. The provision for credit losses contributed to maintaining the allowance for credit losses as a percentage of the Owned Portfolio at 8.3% as of September 30, 1996 as compared to 8.6% as of September 30, 1995. See "Credit Loss Experience."

Other Income

     Other income increased $4.2 million, or 111%, from $3.8 million for the nine months ended September 30, 1995 to $8.0 million for the nine months ended September 30, 1996. The increase in other income was primarily due to increases in servicing income derived from installment contracts sold, the sale of ancillary products and the recognition of a gain on the sale of installment contracts.

     Servicing income increased $1.6 million, or 68.7%, from $2.4 million for the nine months ended September 30, 1995 to $4.0 million for the nine months ended September 30, 1996. The increase in servicing income was due to the sale of $34.7 million in installment contracts during the nine months ended September 30, 1996 compared to the sale of $27.5 million in installment contracts during the nine months ended September 30, 1995. Further, the average balance of sold contracts increased $21.8 million from $17.4 million for the nine months ended September 30, 1995 to $39.2 million for the nine months ended September 30, 1996.

     Income from insurance commissions increased $1.4 million from $1.0 million for the nine months ended September 30, 1995 to $2.4 million for the nine months ended September 30, 1996. The increase was attributable to the increased sales of insurance products in connection with the increase in the volume of installment contracts purchased and the introduction of certain new insurance products in late 1995.

     For the nine months ended September 30, 1996, the Company recognized a gain on the sale of $34.7 million of installment contracts in the amount of $524,000. The gain on the sales of installment contracts was determined by the difference between sales proceeds and the cost of the installment contracts adjusted for the present value of the excess servicing rights. The excess servicing rights were capitalized and are being amortized over the expected life of the related installment contracts in direct proportion to the reduction in the related pool of installment contracts sold.

Operating Expenses

     Operating expenses increased $4.1 million, or 71.0%, from $5.7 million for the nine months ended September 30, 1995 to $9.8 million for the nine months ended September 30, 1996. The increase in operating expenses was due to increases in salaries and employee benefits, rent and other expenses relating to the opening of new branch offices as well as the addition of administrative personnel at the Evanston, Illinois and Enterprise, Alabama offices. Salaries and employee benefits increased $2.6 millions, or 70.4%, from $3.6 million for the nine months ended September 30, 1995 to $6.2 million for the nine months ended September 30, 1996. Although operating expenses increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, the Total Portfolio grew at a faster rate than the increases in operating expenses. As a result, operating expenses as a percentage of the average Total Portfolio decreased from 14.1% for the nine months ended September 30, 1995 to 12.0% for the nine months ended September 30, 1996.

Income Taxes

     Income taxes increased $1.9 million from $45,000 for the nine months ended September 30, 1995 to $2.0 million for the nine months ended September 30, 1996. The increase is due to the Company terminating its status as an S Corporation effective on January 1, 1996. As a result, the Company is now subject to federal and certain state and local income taxes.

     Upon termination of the S Corporation status, and in compliance with SFAS No. 109, the Company recognized a deferred tax benefit of $267,000 for the nine months ended September 30, 1996.

Extraordinary Item

     In conjunction with the initial public offering, the Company recognized an extraordinary charge against income of approximately $150,000, net of taxes of $96,000, related to the early retirement of subordinated debt. There was no such extraordinary item for the nine months ended September 30, 1995.

Net Income

     Net income increased $936,000, or 49.8%, from $1.9 million for the nine months ended September 30, 1995 to $2.8 million for the nine months ended September 30, 1996. The increase in net income was primarily attributable to the growth in the Total Portfolio and related factors as discussed above, as well as the income tax benefit resulting from the termination of the S Corporation status.

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

     Based upon historical analysis and expected future trends, management changed the allocation of the non-refundable contract acquisition discount to the allowance for credit losses, such that all non-refundable contract acquisition discount was allocated entirely to the allowance for credit losses during 1995. Additionally, after reviewing the adequacy of the allowance for credit losses, the remaining balance of the unamortized contract acquisition discount was transferred to the allowance for credit losses on August 1, 1995. For the nine months ended September 30, 1996, the Company increased its allowance for credit losses by $950,000 through a charge against income based upon continued historical analysis, particularly evaluation of the earliest pools. Management will continue to monitor this allocation and may, if appropriate, in the future allocate portions of the non-refundable acquisition discount to unamortized contract acquisition discount.

DELINQUENCY EXPERIENCE

     A payment is considered past due if the customer fails to make any full payment on or before the due date as specified by the terms of the installment contract. The Company typically contacts delinquent customers within one to two days after the due date.

     The following table summarizes the Company's delinquency experience for accounts with payments 60 days or more past due on a dollar basis for the Total Portfolio and Owned Portfolio. The delinquency experience data excludes automobiles which have been repossessed.

                                                           AS OF SEPTEMBER 30,
                                                            1996         1995
                                                         ----------    ----------
TOTAL PORTFOLIO:
  Installment contracts, gross                            $177,175       $89,853
  Past due accounts, gross:
     60 to 89 days                                           1,331           538
     90 days or more                                           900           115
                                                          --------       -------
     Total 60 days or more                                $  2,231       $   653
                                                          ========       =======
  Contracts with payments 60 days or more past due as a
     percentage of total installment contracts, gross         1.26%         0.73%
                                                          ========       ======

OWNED PORTFOLIO:
  Installment contracts, gross                            $131,680      $ 58,156
  Past due accounts, gross:
     60 to 89 days                                             849           255
     90 days or more                                           508            52
                                                          --------      --------
     Total 60 days or more                                $  1,357      $    307
                                                          ========      ========
  Contracts with payments 60 days or more past due as a
     percentage of total installment contracts, gross         1.03%         0.53%
                                                          ========      =======

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

     Net cash flows used in operating activities were $969,000 and net cash flows provided by operating activities were $2.4 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease resulted primarily from increases in restricted cash and other assets, offset by increases in net earnings.

     Net cash flows used in investing activities were $36.2 million and $9.2 million for the nine months ended September 30, 1996 and 1995, respectively. The increase resulted from cash used to purchase installment contracts.

     Net cash flows provided by financing activities were $36.9 million and $7.1 million for the nine months ended September 30, 1996 and 1995, respectively. Cash provided by financing activities was used primarily to support the growth in the total portfolio.

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

     On July 22, 1996, the Company completed its initial public offering of 1,886,640 shares of common stock (1,500,000 shares issued at a price of $7 per share and 386,640 shared issued for $520,000 in connection with warrant exercises). Net proceeds from the offering were used to retire the subordinated debt and repay borrowings under the Credit Facility.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  (a) Exhibits

                 3.1 Articles of Incorporation

                 3.2 By Laws

                 11. Statement Regarding Computation of Per Share Earnings

         (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     FIRST ENTERPRISE FINANCIAL GROUP, INC.



Date:   11/8/1996                     /s/ Michael P. Harrington
       --------------------------  ------------------------------------
                                          Michael P. Harrington
                                          Chairman of the Board,
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)




Date:    11/8/96                      /s/ Jan W. Erfert
       --------------------------  ------------------------------------
                                          Jan W. Erfert
                                          Vice President and Treasurer
                                          (Principal Accounting and
                                          Financial Officer)

                               INDEX OF EXHIBITS


      Exhibit No.                Description



      3.1          Articles of Incorporation

      3.2          By Laws


      11.          Statement Regarding Computation of Per Share Earnings