Form 10-K
period 1996-12-31
FIRST ENTERPRISE FINANCIAL GROUP INC
filed 1997-03-31
CIK 1004968

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended December 31, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        COMMISSION FILE NUMBER:  0-21075

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its Charter)

          ILLINOIS                                        36-3688499
 (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

      500 DAVIS STREET, SUITE 1005
       EVANSTON, ILLINOIS 60201                        (847) 866-8665
 (Address of principal executive offices,      (Registrant's telephone number,
         including zip code)                        including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS          TITLE OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------          ------------------------------------------
    Common Stock, $.01 par value                Nasdaq National Market

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X__  No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,649,303 based on the closing sale price of $13.375 per share as reported on the Nasdaq Stock Market's National Market on February 3, 1997.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 3, 1997 was 5,323,329.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

           DOCUMENT                                           PART OF FORM 10-K
           --------                                           -----------------

Proxy Statement for the 1997 annual meeting of shareholders          III

================================================================================

                                     PART I

ITEM 1 - BUSINESS

         As used in this report, the "Company" means First Enterprise Financial Group, Inc., an Illinois corporation ("FEFG"), and First Enterprise Acceptance Company, an Illinois corporation ("FEAC") and wholly owned subsidiary of FEFG.

GENERAL

         The Company is a specialty finance company primarily engaged in purchasing and servicing installment contracts originated by dealers for financing the sale of automobiles. The Company purchases installment contracts which provide financing for non-prime consumers. The Company also offers, as agent, ancillary products in conjunction with the installment contracts the Company purchases. The Company commenced operations in 1990 and began purchasing installment contracts in May 1992 through three branch offices. As of December 31, 1996, the Company operated 35 branch offices in eight southeastern states.


THE INDUSTRY

         The automobile finance industry is the second largest consumer finance market in the United States, estimated by the Federal Reserve Board to have been a $354 billion market in terms of outstanding automobile installment credit at the end of 1995. Generally, the industry classifies prime and non-prime consumers based on the creditworthiness of the consumer. The Company does not further categorize its consumers within the classification of non-prime. Every non-prime consumer is evaluated by the branch manager and branch personnel in accordance with the Company's uniform credit guidelines and procedures which are specifically designed to support its evaluation of non-prime consumers.

         The Company believes that the non-prime portion of the automobile finance market ranges from $30 billion to $50 billion or more and is highly fragmented. Many large financial service entities, such as commercial banks, savings and loans, credit unions and captive finance companies do not consistently provide financing to the non-prime market. The Company believes that some of the factors contributing to the limited activities of traditional lenders in the non-prime segment of the market are (i) the higher risk of the obligers and the installment contracts, (ii) the lack of effective experience in servicing non-prime consumers, and (iii) the regulatory oversight and capital requirements imposed by governmental agencies on traditional lenders which limit their ability to extend credit to such non-prime consumers. In many cases, those organizations electing to remain in the automobile finance business have migrated toward higher credit quality customers in order to reduce collection and processing costs and to maintain higher levels of credit quality. Many of the largest providers of financing to the non-prime automobile finance market are the publicly-traded specialty automobile finance companies. The Company estimates that these companies collectively have less than a 15% market share. The remainder is primarily comprised of privately held finance companies and dealers who provide financing programs directly to the consumer.

         The Company believes that several demographic and economic trends favor increased growth in the nonprime segment of the automobile finance industry. Currently, the average American family must spend a significantly higher percentage of its income to purchase a new or used automobile than it did several years ago. According to industry data, the average price of a new automobile in 1994 represented approximately 51% of the U.S. median family income for that year, an increase from approximately 44% in 1986. The Company believes this increase, combined with increases in the average useful life of automobiles and the number of late-model used automobiles available for sale (including rental cars and cars that were formerly leased) will continue to expand the used automobile market.

BUSINESS STRATEGY

         The Company's strategy is to grow its Total Portfolio by increasing its penetration of existing markets and by expanding into new market areas. The principal components of the Company's strategy include:

         - Decentralized Structure. The Company operates with a decentralized branch office network that provides branch managers with a significant degree of autonomy and accountability. Within guidelines set by the Company, branch managers are responsible for the development of dealer relationships, underwriting of installment contract purchases, servicing and collection of accounts and implementation of repossession procedures. Performance goals are established for each branch office, and the branch manager's incentive compensation is tied to the performance results of the branch office. Management believes that its decentralized operational structure enhances dealer service, results in better portfolio quality through personal knowledge of local market conditions and improves collection rates by requiring collection activity to be handled through direct local contact with consumers. Decentralization enhances dealer service by allowing branch managers to frequently meet one-on-one with local dealers, quickly respond to contract applications and respond to changes in competitive conditions. The decentralized structure also enables branch managers to interact personally with consumers during the origination and servicing of installment contracts. Decentralization requires more effective management information systems, internal audit procedures and credit guidelines to maintain control over the Company's business.

         - Experienced Management Personnel. The Company's growth and profitability have been largely the result of the services of its management at the executive, supervisory and branch levels. The executive officers of the Company have an average of over 34 years of experience in the financial services industry. The Company's regional supervisors and branch managers have an average of 31 years and 20 years of experience, respectively, in the consumer and automobile finance industries. The Company believes that hiring and retaining experienced management personnel, particularly at the branch and supervisory levels, is essential for the Company to accomplish its bjectives. The Company believes it attracts and retains experienced management personnel by providing competitive compensation, significant autonomy in the Company's decentralized operational structure and equity participation.

         - Focus on Smaller Markets. The Company generally targets smaller markets with populations of less than 150,000. The Company believes that these markets tend to be less competitive than larger markets and that dealers in such markets are more relationship oriented than in larger markets. Management believes the Company gains a competitive advantage by opening branch offices headed by experienced branch managers who typically have established relationships with local dealers and extensive knowledge of the market. The Company considers the availability of experienced branch managers with knowledge of the local market to be the most important factor in selecting additional branch office locations. Other factors considered in the selection of additional branch office locations include competition, demographics and the regulatory climate. The Company had 35 branch offices in eight southeastern states as of December 31, 1996. The Company opened ten new branch offices in 1996 and plans to open five additional branch offices by March 31, 1997, some of which may be in new states.

         - Service to Dealers. The Company helps to expand its dealers' customer bases by providing financing to consumers who otherwise might not be able to obtain credit. The Company further assists dealers by promptly responding to credit applications, by providing a consistent source of financing and by typically paying dealers within 24 hours after receiving all required documentation. As of December 31, 1996, the Company purchased installment contracts from a total of 1,313 dealers in eight southeastern states and had active relationships with 573 of such dealers. The Company defines an active relationship with a dealer as one in which the Company purchases at least five contracts per twelve month period from such dealer. As of December 31, 1996, no single dealer accounted for more than 2.1% of the Total Portfolio.

         - Management Information System. The Company utilizes an on-line, real-time data processing system of a third party vendor to process its installment contract transactions, to assist in compliance with its credit policies and certain applicable laws and regulations and to monitor its decentralized branch office network. This system has been customized to meet the Company's processing, compliance and reporting requirements. The executive, operations and branch offices have immediate access to data from the management information system. Management believes that the Company's information system will permit sustained growth in the Total Portfolio.

BRANCH OFFICES

         While the Company generally targets smaller markets with populations of less than 150,000, the Company has opened and may continue to open branch offices in larger communities. As of December 31, 1996, the Company had 35 branch offices in eight southeastern states. Ten new branch offices were opened in 1996 and the Company plans to open five additional branch offices by March 31, 1997. The Company has never closed a branch office.

     The following table summarizes certain information regarding the Company's branch offices.


                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                 1993         1994         1995          1996
                                                                 ----         ----         ----          ----
 Number of New Branch Offices  . . . . . . . . . . . . .            4            9            8            10
 Total Number of Branch Offices  . . . . . . . . . . . .            8           17           25            35

 Number of Contracts Purchased . . . . . . . . . . . . .        2,685        4.935       10,021        15,810
 Dollar Amount of Contracts Purchased
 (in thousands)  . . . . . . . . . . . . . . . . . . . .      $19,248      $35,137      $70,184      $120,154


         The actual selection of a new branch office location is generally based on the availability of an experienced branch manager with industry and market knowledge in the selected community, competition, certain demographic factors and the regulatory climate. The Company expects to attract additional qualified managers to staff new branch offices and has recently established a training program to provide an expanding pool of qualified branch managers.

         Branch managers operate their branch offices with a significant degree of autonomy and accountability. Operating within the guidelines set by the Company, branch managers are responsible for the development of new dealer relationships, underwriting of automobile installment contract purchases, servicing and collection of accounts and implementation of repossession procedures. Decentralization allows branch managers to frequently meet one-on-one with local dealers, quickly respond to contract applications and respond to changes in competitive conditions. This decentralized structure also enables branch managers to interact personally with the consumers during the origination and servicing of installment contracts.

         After several months of orientation, a branch manager typically opens a new branch office with two or three employees. Staff is expanded as growth warrants. The Company's initial capital expenditure for a new branch office is approximately $15,000, which includes computer equipment, furniture and signs. Based on previous experience, the Company's branch offices are expected to be profitable within nine to 12 months of commencing operations. During the startup period, all costs, net of revenue, are treated as current period operating expenses. The Company leases all of its branch offices with average monthly rent of approximately $1,000 per branch office.

MONITORING OF BRANCH OFFICES

         The Company monitors the performance of each of its branch offices through daily and monthly review of operating and financial reports from its management information system, quarterly site reviews of branch offices by the Company's five regional supervisors and operational reviews of branch offices by its internal auditor.

         The Company's management information system enables the executive officers and regional supervisors to immediately access branch and portfolio information. Some of the more important reports received by management from its information system include: (i) delinquency reports, (ii) charge-off reports,
(iii) inventory repossession reports, (iv) cash reports, (v) trial balances,
(vi) branch income statements and (vii) volume reports. The Company also uses its management information system to transfer deposits from its local branch bank accounts to its central bank utilizing the Automated Clearing House. Branch disbursement checks are drawn on a central bank account which provides additional controls.


DEALER RELATIONSHIPS

         Generally, for each dealer, branch managers evaluate (i) the level and quality of the dealer's inventory, (ii) the length of time the dealer has been in business, (iii) historical financial information to determine financial viability and (iv) the dealer's reputation in the community. Branch managers review, on an ongoing basis through the Company's management information system, the loss experience on the installment contracts purchased from each dealer.

         Generally, the Company enters into a non-exclusive written dealer agreement (a "Dealer Agreement") with each dealer from which the Company purchases installment contracts on a continuing basis. The Dealer Agreement does not obligate the Company to purchase installment contracts from the dealer or the dealer to offer any installment contracts for sale to the Company. Dealer Agreements generally provide representations and warranties relating to such matters as to whether (i) the financed automobile is free of all liens, claims and encumbrances except the Company's lien, (ii) the down payment specified in the installment contract has been paid in full and no part of the down payment was loaned to the consumer by the dealer and (iii) the dealer has complied with applicable law. Dealer Agreements generally also provide that the dealer shall indemnify the Company against any damages or liabilities, including reasonable attorneys' fees and including in certain instances repurchases of the installment contract on demand, arising out of (i) any breach of a representation or warranty of the dealer set forth in the Dealer Agreement or (ii) any claim or defense that a consumer may have against a dealer relating to an installment contract.

         The Company believes it has strong relationships with dealers and that such relationships will continue. The Company is not affiliated with any dealers, nor is there common ownership with any dealer. The Company's relationships with dealers are not regulated at the federal or state level.

CREDIT UNDERWRITING PROCEDURES

         If a non-prime consumer elects to finance the purchase of an automobile through a dealer, the dealer may submit the consumer's credit application to the Company for review of the consumer's creditworthiness and the proposed transaction terms. The branch manager reviews the transaction in accordance with the Company's credit guidelines and procedures, which generally take into account, among other things, the individual's stability of residence, employment history, credit history, ability to pay and ratio of debt service payments to income, the down payment, as well as the value of the collateral. In addition, the branch manager evaluates a credit bureau report in order to determine if (i) the individual's credit quality is deteriorating, (ii) the individual's credit history suggests a high probability of default or (iii) the individual's credit experience is too limited for the Company to assess the probability of performance. The branch personnel may also require verification of certain applicant or dealer provided information prior to making the credit decision. Such verification is performed solely by Company branch personnel and typically includes (i) submission of supporting documentation, such as a paycheck stub or other substantiation of income, (ii) evidence of residency and
(iii) proof of physical damage insurance. Within the parameters set by the Company's credit guidelines and procedures, the branch manager is permitted to supplement the data received with subjective judgment and knowledge of local conditions. By using a wide variety of criteria and the knowledge and experience of the local branch manager, the Company attempts to reduce its default rate and thus limit its losses.

         After reviewing the credit application and the terms of the sale, the branch office notifies the dealer whether the Company would be willing to purchase the installment contract upon sale of the automobile to the applicant. The Company typically responds to submitted dealer applications on the date received, and in many cases within two to three hours. For the year ended December 31, 1996, the Company approved approximately 27% of all submitted credit applications and approximately 61% of the installment contracts related to approved credit applications were purchased by the Company. The difference between the number of applications approved and the number of installment contracts purchased is primarily due to dealers submitting credit applications to more than one finance company. In cases where the Company is unwilling to purchase an installment contract from a dealer under the proposed terms but believes the applicant has the capacity to meet other repayment obligations, the branch office will work with the dealer to restructure the terms of the financing or suggest the sale of an alternative automobile with a price more suited to the applicant's financial means.

INSTALLMENT CONTRACT PURCHASE

         When the branch manager approves the purchase of an installment contract, the branch office notifies the dealer by facsimile. Such notice confirms all pertinent information relating to the terms of the approval, including the finance charge, the term, information about the automobile to be sold, a list of ancillary products purchased by the consumer and the amount of non-refundable contract acquisition discount that the Company will deduct from the initial principal balance of the installment contract. Since inception of the Company's automobile finance activities, the nonrefundable contract acquisition discount charged by the Company has averaged approximately 10% of the initial principal balance of the installment contracts. Generally, the amount paid in cash to dealers for installment contracts ranges between 80% to 110% of the wholesale value of the automobile, with an average of approximately 100%. The consumer is typically required to make a down payment of at least 10% of the purchase price.

         After the dealer delivers all required documentation to the Company, the Company remits funds to the dealer, generally within 24 hours. In most cases, the consumer is contacted directly to verify the terms of the transaction. Upon purchase of the installment contract, the Company acquires a perfected security interest in the financed automobile. Each installment contract requires that the automobile be properly insured against physical damage and that the Company be named as a loss payee on the insurance policy. Compliance with these requirements is verified prior to the remittance of funds to the dealer.

The following table summarizes the Company's installment contract volume by state since 1993.

 State                                                                     Years Ended December 31,
 -----                                                                     ------------------------
                                                             1993            1994          1995           1996
                                                             ----            ----          ----           ----
 Alabama . . . . . . . . . . . . . . . . . . . .             32.5%           30.4%         25.2%          17.9%
 Florida . . . . . . . . . . . . . . . . . . . .             46.7            42.4          24.8           27.4

 Georgia . . . . . . . . . . . . . . . . . . . .             13.6             6.2           3.8            3.6
 Mississippi . . . . . . . . . . . . . . . . . .                --            2.9          14.0           14.1

 North Carolina  . . . . . . . . . . . . . . . .                --            0.9           8.5            6.1
 South Carolina  . . . . . . . . . . . . . . . .              7.2             6.9           8.8           14.3
 Tennessee . . . . . . . . . . . . . . . . . . .                --           10.3          14.9           12.1

 Virginia  . . . . . . . . . . . . . . . . . . .                --              --            --           4.5
                                                            ------         ------        ------         ------
          Total                                             100.0%         100.0%        100.0%         100.0%
                                                            ======         ======        ======         ======

INSTALLMENT CONTRACT TERMS

         The Company purchases precomputed, fixed rate, fully secured, retail installment contracts on a nonrecourse basis. The installment contracts are purchased from dealers for the principal balance less the nonrefundable contract acquisition discount. The non-refundable contract acquisition discount is determined based on, among other factors, the competitive condition of the market, the age and value of the automobile and the creditworthiness of the consumer.

         In 1993, 1994, 1995 and 1996, the Company purchased 2,685, 4,935,
10,021 and 15,810 installment contracts, respectively, representing aggregate principal balances of $19.2 million, $35.1 million, $70.2 million and $120.2 million, respectively. Installment contracts purchased in 1996 had an average initial principal balance of approximately $7,600, a weighted average contractual APR of approximately 24.9%, a weighted average non-refundable contract acquisition discount of approximately 10.8% and a weighted average initial contract term of approximately 41 months.

INSTALLMENT CONTRACT SERVICING

         The Company's installment contract servicing activities are specifically tailored for the higher risks associated with non-prime consumers. Each branch office collects and posts all payments received, responds to consumer inquiries, takes all necessary action to maintain the security interest granted in the financed automobiles, investigates delinquencies, communicates with the consumer to obtain timely payments and, when necessary, contracts with third parties to recover and sell the financed automobile.

         The Company has established a process through which it attempts to educate consumers, both in writing and by telephone, upon the Company's purchase of their installment contracts. This process is designed to ensure that consumers clearly understand their obligations and includes a review of the terms of the installment contract with particular emphasis on the amount and due date of each payment obligation, the Company's expectations as to the timely receipt of payments, maintenance of insurance coverage and the Company's delinquency and repossession policies. The branch offices send their respective customers a payment coupon book prior to the first payment due date.

         Branch office personnel typically contact delinquent consumers within one to two days after such consumer's due date and collection efforts continue until payment has been received. The Company believes that early and frequent contact with the consumer reinforces the consumer's recognition of his or her contractual obligation and the Company's expectation of timely payment. If early collection efforts are not successful, branch office personnel design a collection strategy that includes a specific deadline by which each delinquent obligation should be collected. Accounts that have not been collected by such deadline are again reviewed and unless there are specific circumstances which warrant further collection efforts, such accounts are assigned to an outside recovery agency for repossession. Only branch managers can authorize repossession of an automobile. Repossessed automobiles are generally resold through wholesale auctions. The elapsed time between repossession and resale is generally 15 to 45 days, including passage of the period during which the law of the applicable jurisdiction permits the consumer to redeem the automobile.

         The Company provides its branch managers with flexibility in working with consumers in the collection of payments. Specifically, if a consumer is unable to make a scheduled payment the branch manager can grant a payment deferment. The consumer must pay a fee and must sign a deferment agreement as acceptance of the contract modification. The scheduled payment is then deferred for the period of time agreed upon between the branch manager and the consumer but will not exceed 30 days. Generally, no more than two deferments may be granted in any 12 month period. The branch manager and consumer may also change the day of the month that each contractual payment is due. Each contract can generally have the due date changed only once and the change cannot be greater than 30 days from the original due date.

ANCILLARY PRODUCTS

         The Company offers to consumers, as agent for unaffiliated providers, optional credit life and accident and health insurance, extended warranty coverage and motor club memberships solely in connection with its purchase of consumer installment contracts. The consumers are obligated to secure physical damage insurance from any acceptable source. If a consumer fails to maintain physical damage insurance, under the terms of the installment contract the Company is permitted to and does force place such insurance with the insurer that it represents. The Company receives commissions on its sales of all such ancillary products.

MANAGEMENT INFORMATION SYSTEMS

         Management believes that operational information available on a continuous basis at all levels of management is a key factor in managing the growth and profitability of a decentralized company in a highly competitive market. The Company has contracted with a third party, Florida Informanagement Services, Inc. ("FIS"), to provide daily processing of the Company's installment contract receivables and all other management reporting and information needs through December 5, 1999. FIS is required to maintain the data network, provide customized programming services and provide data backup, recovery and disaster recovery for the Company's records. The system has been customized by FIS to process the Company's installment contract transactions, to assist in compliance with its credit policies and certain applicable laws and regulations and to monitor its decentralized branch office network. The management information system provides on-line, real-time data processing that uses personal computers as terminals with automatic download functions and customized report writer capability at each branch office location.

         All of the Company's offices are connected to the FIS main computer center in Orlando, Florida. The system provides all of the data processing with respect to the Company's installment contract transactions, including application processing, retrieval of credit bureau reports, purchases of installment contracts, payments to dealers, customer payment posting, credit and collection monitoring activity and recording and posting of all general ledger information. The system requires each branch office to balance all daily transactions before closing out for the day. In addition, each branch office and the Company's operations headquarters and executive office have selective access to retrieve data from the system.

         The Company's management information system is programmed with Company guidelines and legal parameters that limit the acceptance of installment contracts outside such guidelines and parameters. When certain installment contract information that does not meet these guidelines is entered into the system, it will be rejected and only accepted after it is corrected. In addition, all branch office entries are automatically sorted and classified into the general ledger system. As a result, the Company is able to compile financial statements promptly at month-end. The system produces monthly reports related to selected operational functions and administrative activity as well as maintains a cash management system to control cash on a daily basis.

         The Company believes that the system has the capacity to support sustained growth in the Total Portfolio.

COMPETITION

         The automobile finance business is highly fragmented and competitive. The Company believes that there are numerous competitors providing, or capable of providing, financing through dealers to non-prime consumers of automobiles and that many companies have entered the market for non-prime consumers during the last several years. The Company does not believe that it currently competes, in any significant manner, with commercial banks, savings and loans, credit unions, financing arms of automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation and Chrysler Credit Corporation, and other consumer lenders that apply more traditional lending criteria to the credit approval process. Traditional lenders such as banks and credit unions generally lend to "prime" consumers. These consumers generally borrow at lower finance rates, purchase newer model automobiles and have a lower default rate than non-prime customers. Many of the largest providers of financing to the non-prime automobile finance market are publicly-traded specialty automobile finance companies. The Company estimates that these companies collectively have less than a 15% market share. The remainder of providers is primarily comprised of privately held finance companies and dealers who provide financing programs directly to the consumer. The Company believes that it competes principally on the basis of the service provided and terms offered to participating dealers.

         Most non-prime lenders require an acquisition discount for each installment contract purchased. The Company's non-refundable acquisition discounts are based on the value and condition of the automobile, the relationship between the amount financed and the automobile's value and the consumer's creditworthiness which includes length of employment, net income, stability of residency, indebtedness and payment history. During 1996, the average non-refundable acquisition discount charged by the Company was 10.8%.


REGULATION

         The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. As of December 31, 1996, the Company's business operations were conducted with dealers located in eight states, and, accordingly, the laws and regulations of such states govern the Company's operations. Most states where the Company operates (i) limit finance charges, fees and other charges that may be imposed by, or prescribe certain other terms of, the installment contracts that the Company purchases,
(ii) govern the sale and type of insurance products offered by the Company and the insurers for which it acts as agent, (iii) define the Company's rights to repossess and sell collateral and (iv) prohibit the practice of increasing the cash sale price for consumers who pay for automobiles on credit rather than in cash ("cash sale differential"). It is the Company's policy not to purchase installment contracts from dealers who charge a cash sale differential. In addition, the Company is required to be licensed or registered to conduct its finance operations in certain states in which the Company purchases installment contracts. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

         Numerous federal and state consumer protection laws and regulations impose substantive disclosure requirements upon lenders and servicers involved in automobile financing. Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z and the Soldiers' and Sailors' Civil Relief Act.

         The Company is subject to state regulations governing insurance agents in connection with its sales of credit and other insurance, which require that insurance agents (such as the Company's personnel) be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for insurance.

         In addition, the Federal Trade Commission ("FTC") has adopted a holder-in-due-course rule which has the effect of subjecting persons that finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the consumer could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's Rule on Sale of Used Automobiles requires that all sellers of used automobiles prepare, complete and display a Buyer's Guide which explains the warranty coverage for such automobiles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

EXECUTIVE OFFICERS

         As of March 1, 1997, the executive officers of the Company, their ages and their present positions with the Company are as follows:

         NAME                              AGE     POSITION AND OFFICES HELD
         ----                              ---     -------------------------
         Michael P. Harrington             60      Chairman of the Board, President and Chief Executive Officer

         Thomas G. Parker                  56      President and Chief Operating Officer of First Enterprise Acceptance Company

         Kenneth L. Stucky                 58      Vice President and Chief Administrative Officer of First Enterprise Acceptance
                                                   Company

         Robert J. Harker                  57      Vice President and Controller

         Paul A. Stinneford                64      Director, Vice President, Secretary and General Counsel

         Jan W. Erfert                     61      Vice President and Treasurer


         Michael P. Harrington has served as Chairman of the Board, President and Chief Executive Officer of the Company since the Company commenced operations in 1990. Prior to the formation of the Company, Mr. Harrington served as President and Treasurer of First Illinois Finance Company ("First Illinois"), the predecessor company of Mercury Finance Company ("Mercury") which is a publicly held company. He was a co-founder of First Illinois in 1983. Prior to the commencement of First Illinois, Mr. Harrington served as the interim Chief Executive Officer of General Finance Corporation ("General Finance") and had previously been Financial Vice President, Treasurer, and a Director of General Finance.

         Thomas G. Parker has served as President and Chief Operating Officer of First Enterprise Acceptance Company since 1992. Prior to joining the Company, Mr. Parker was employed by Mercury from 1984 to 1992; his last position was as a District Director. Prior to joining Mercury, Mr. Parker was the Senior Vice President of Operations for Atlantic Discount Company, a company he had joined in 1974. From 1963 through 1974 Mr. Parker was employed at General Finance at which his last capacity was as a Director of Supervision.

         Kenneth L. Stucky has served as Vice President and Chief Administrative Officer of First Enterprise Acceptance Company since 1992. Prior to joining the Company, Mr. Stucky was a Financial Business Consultant. From 1981 through 1986 he was the Business Manager for a law firm in Jacksonville, FL. From 1975 through 1981 he served as Administrative Vice President for Atlantic Discount Company, a consumer finance company doing business in several southeastern states. Prior to joining Atlantic Discount Company, Mr. Stucky was employed at General Finance for 13 years in a number of administrative, planning and financial positions.

         Robert J. Harker has served as a Vice President and the Controller of the Company since the Company commenced operations in 1990. Mr. Harker was a Director of the Company from 1994 until July 1996. Prior to the formation of the Company, Mr. Harker was Vice President and Controller of First Illinois, of which he vas a co-founder in 1983. Prior to the commencement of First Illinois, Mr. Harker served for over 23 years in a number of accounting and finance capacities with General Finance.

         Paul A. Stinneford has served as a Director, Vice President, the Secretary and the General Counsel of the Company since the Company commenced operations in 1990. Prior to the formation of the Company, Mr. Stinneford was Vice President, Secretary and General Counsel of Spiegel, Inc. Prior to joining Spiegel, Inc. in 1972, Mr. Stinneford was employed as an attorney with Sears, Roebuck and Co. which he had joined in 1958.

         Jan W. Erfert has served as a Vice President and the Treasurer of the Company since 1994. Prior to joining the Company, Mr. Erfert served as Chief Information Officer for The American Hospital Association from 1989 to 1992 and was Vice President, Management Services for Allied Van Lines, Inc. from 1985 to 1989. His previous experience includes ten years with the American Medical Association as Vice President and Chief Financial Officer from 1975 to 1985. He was General Manager, Accounting Division at the U.S. Postal Service from 1973 to 1975 and had a three year association with the Aetna Finance Company subsidiary of ITT Corporation while serving on the ITT Headquarters Comptroller's Staff from 1965 to 1973. Mr. Erfert is a certified public accountant.

EMPLOYEES

         As of December 31, 1996, the Company employed 226 persons, none of whom is covered by a collective bargaining agreement. The Company provides medical insurance and other benefits for eligible employees. The Company generally considers its relationships with its employees to be good.

ITEM 2 - PROPERTIES

PROPERTIES

         The principal executive office of the Company is located in Evanston, Illinois in a leased office facility of approximately 2,600 square feet, and the lease for such office expires on October 31, 2000. The operations headquarters is located in Enterprise, Alabama in a leased office facility of approximately 7,200 square feet, and the lease for such office expires on June 30, 1999. As of December 31, 1996, the Company leased office space for 35 branch offices ranging from approximately 1,000 square feet to 3,000 square feet, and was obligated under leases expiring on dates ranging from May 1997 to December 2005.


ITEM 3 - LEGAL PROCEEDINGS

         The Company is involved from time to time in ordinary routine litigation incidental to its business. The litigation is generally based upon claims that certain of the Company's business practices such as acquiring installment contracts at an acquisition discount, force placing insurance and offering other insurance products violate laws, including the Alabama Consumer Credit Act, the Alabama Deceptive Practices Act and the Federal Truth in Lending Act. Three of the suits pending against the Company as of March 1, 1997 are purported class actions. One of the purported class actions was conditionally certified as a class action, but the other class actions have not been so certified. The Company believes that the ultimate outcome of all pending litigation as of March 1, 1997, will not have a material adverse effect on the Company, its profitability and its financial position. The Company intends to vigorously defend all such actions.

         Due to the consumer-oriented nature of the Company's industry and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions allege violations of consumer protection laws. Therefore, there can be no assurance that the Company will not be named as a defendant in future suits or that such suits will not have a material adverse effect on the Company, its profitability and its financial condition.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


                                    PART II

ITEM 5 -  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

         The Company's Common Stock is listed on the Nasdaq stock market's National Market under the symbol "FENT." The approximate number of holders of record of the Common Stock was 45 as of February 3, 1997.

                                                                 3rd Quarter*    4th Quarter
 1996 price range of common stock:
 High                                                               $10.375         $11.125
 Low                                                                   7.00            9.00
 1996 dividends per common share                                         --              --

* For the period commencing July 22, 1996, the date the public market for the Company's Common Stock commenced, through September 30, 1996.

ITEM 6 - SELECTED FINANCIAL DATA

      The selected financial data set forth below as of and for the years ended December 31, 1992 through 1996 are derived from the audited financial statements of the Company. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the Notes thereto, and other financial data included elsewhere herein.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------------
                                                                        1992      1993       1994        1995       1996
                                                                       ------    ------     ------      ------     ------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
 Automobile portfolio finance charges (1).............................   $557     $3,002    $5,082      $9,634     $17,665
 Interest from timeshare receivables (1)..............................  1,458        752       123          11           -
                                                                       ------    -------   -------    --------    --------
 Finance charges and interest.........................................  2,015      3,754     5,205       9,645      17,665
 Interest expense.....................................................  1,080      1,201     1,576       4,039       6,281
                                                                       ------    -------   -------    --------    --------
 Net interest income .................................................    935      2,553     3,629       5,606      11,384
 Provision for credit losses..........................................      -          -         -           -       4,000
 Other income:
   Servicing income...................................................      -        227     1,323       3,052       4,964
   Insurance commissions..............................................     93        534       550       1,342       3,198
   Fees and other income..............................................     53        169       257         606       1,649
   Gain on sale of installment contracts..............................      -          -         -           -         524
                                                                       ------    -------   -------    --------    --------
     Total other income...............................................    146        930     2,130       5,000      10,335
 Total operating expenses.............................................  1,168      2,421     5,095       8,172      12,790
 Income taxes (2).....................................................     (2)        30         3          60       1,962
 Income tax effect of S Corporation termination (2)...................      -          -         -           -        (267)
 Extraordinary item...................................................      -          -         -           -         150
                                                                       ------    -------   -------    --------    --------
 Net income (loss)....................................................   ($85)    $1,032      $661      $2,374      $3,084
                                                                       ======    =======   =======    ========    ========
 Pro forma net income.................................................                                  $2,285      $3,578
                                                                                                      ========    ========
 Per share data:
   Pro forma net income per share (3).................................                                   $0.42       $0.63
   Pro forma weighted average shares outstanding (in thousands) (3)...                                   5,408       5,683

PORTFOLIO DATA:
 Total Portfolio...................................................... $6,215    $19,399   $39,724     $80,261    $149,470
 Average Total Portfolio..............................................  2,001     12,204    28,553      59,374     117,132
 Average Owned Portfolio..............................................  2,001     11,560    19,997      40,153      79,375
 Average indebtedness (4)............................................. 16,899     18,252    18,480      34,917      66,782

 Number of installment contracts purchased............................    800      2,685     4,935      10,021      15,810
 Installment contracts purchased...................................... $7,525    $19,248   $35,137     $70,184    $120,154

OPERATING DATA:
 Owned Portfolio yield (5)............................................  27.84%     25.97%    25.41%      23.99%      22.26%
 Cost of borrowed funds (4)...........................................   6.39       6.58      8.53       11.57        9.41
 Net interest spread .................................................  21.45      19.39     16.88       12.42       12.85
 Net interest margin (6)..............................................  21.65      19.98     18.10       13.96       14.34
 Allowance for credit losses as a
   percentage of Owned Portfolio......................................   9.59       6.86      7.59        8.42        9.57
 Net charge-offs in the Owned Portfolio as a
   percentage of average Owned Portfolio..............................   1.00       4.35      6.04        7.49        8.51
 Net charge-offs in the Total Portfolio as a
   percentage of average Total Portfolio..............................   1.00       4.12      5.94        6.46        7.42
 Operating expenses as a percentage of
   average Total Portfolio............................................  58.37%     19.84%    17.84%      13.76%      10.92%

 Number of branch offices.............................................      4          8        17          25          35
 Number of dealers....................................................     69        187       333         722       1,313

BALANCE SHEET DATA:
 Net principal balance (7)............................................ $6,215     $7,612   $33,779     $59,495    $118,551
 Allowance for credit losses..........................................   (596)      (522)   (2,563)     (5,011)    (11,350)
 Timeshare receivables................................................ 12,955      4,326       266           -           -
 Total assets......................................................... 19,077     12,272    33,101      58,411     119,756
 Senior debt..........................................................  7,200      5,966    25,640      43,267      61,153
 Notes payable - securitized pool.....................................      -          -         -           -      36,733
 Subordinated debt.................................................... 10,777      4,000     3,850       8,355           -
 Stockholders' equity.................................................    885      1,524     1,728       2,165      16,316

(1) In May 1992, the Company changed its business strategy from the financing of timeshare receivables at resort properties to purchasing installment contracts originated by automobile dealers for financing the sale of automobiles.
(2) For all periods presented except 1996, the Company was an S Corporation and was not subject to income taxes. Effective January 1, 1996, the Company terminated its Subchapter S status and is subject to federal and state income taxes. Upon termination, and in compliance with SFAS No. 109, the Company recognized a deferred tax benefit of $267,000 representing the cumulative temporary differences between the financial reporting and tax basis of its assets and liabilities.
(3) Pro forma net income per share represents pro forma net income divided by pro forma weighted average shares outstanding. Pro forma net income represents net income, adjusted for the pro forma provision for income taxes as if the Company had been subject to income taxes for the year-ended December 31, 1995, plus the after-tax interest savings resulting from the repayment of debt resulting from the issuance of common stock in connection with the initial public offering. Pro forma weighted shares outstanding is based on the Company's actual weighted average shares and common share equivalents outstanding plus 2,169,636 shares sold by the Company in connection with the initial public offering.
(4) Average indebtedness represents the average dollar balance of borrowings outstanding under the Credit Facility and subordinated notes throughout the year. Cost of borrowed funds represents interest expense as a percentage of average indebtedness. Averages were computed using the beginning and ending balance for each month during the year.
(5) Represents automobile portfolio finance charges as a percentage of the average Owned Portfolio.
(6) Represents net interest income as a percentage of the average Owned Portfolio. For periods prior to 1996, interest expense was allocated to the Owned Portfolio based on the ratio of the average Owned Portfolio to the average total finance receivables (consisting of both the Owned Portfolio and timeshare receivables).
(7) Represents the net principal balance of finance receivable in the Owned Portfolio.

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the preceding "Selected Financial and Operating Data" and the Company's Financial Statements and the Notes thereto and the other financial data included in this report. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the financial data elsewhere in this report.

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

                                                                          YEARS ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                       1994         1995         1996
                                                                       ----         ----         ----
Finance charges from installment contracts  . . . . . . . .            69.3%        65.8%        63.1%
Servicing income  . . . . . . . . . . . . . . . . . . . . .            18.0         20.8         17.7
Other fees and commissions  . . . . . . . . . . . . . . . .            11.0         13.3         17.3
Gain on sale of installment contracts . . . . . . . . . . .              --           --          1.9
Interest income from timeshare receivables  . . . . . . . .             1.7          0.1           --
                                                                      -----        -----        -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .           100.0%       100.0%       100.0%
                                                                      =====        =====        =====

         From its inception in 1990 through May 1992, the Company engaged in the financing of timeshare receivables at resort properties. In May 1992 the Company changed its operating strategy to focus on the financing of automobile installment contracts. As of December 31, 1996, the Company had sold or collected all remaining timeshare receivables. The Company's automobile installment contract portfolio has grown significantly since 1992. The Total Portfolio increased from $6.2 million at December 31, 1992 to $149.5 million at December 31, 1996.

         Installment contracts are generally purchased from dealers at a discount from the principal amount financed by consumers which is non-refundable to dealers ("non-refundable contract acquisition discount").
The amount of the non-refundable contract acquisition discount is negotiated between the dealers and the branch managers based on several factors, including the creditworthiness of the consumers, the value and condition of the automobiles and the relationship between the amount to be financed and the automobile's value. Installment contracts purchased during the year ended December 31, 1996 had a weighted average non-refundable contract acquisition discount of approximately 10.8%. The portfolio of owned and sold installment contracts is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating the non-refundable contract acquisition discounts. The non-refundable contract acquisition discount represents both a credit allowance and a yield enhancement, with the portion necessary to absorb credit losses allocated to the allowance for credit losses. The remaining portion of the non-refundable contract acquisition discount, if any, is allocated to the unamortized contract acquisition discount and is accreted into finance charge income over the estimated life of the installment contracts using the sum-of-the-months'-digits method which approximates the interest method. Since August 1995, all of the Company's non-refundable contract acquisition discount has been allocated to the allowance for credit losses.
See "---Credit Loss Experience."

         The Company records an installment contract on its books as the total of contractually scheduled payments under such contract, reduced by: (i) unearned finance charges, which are recognized as income using the interest method; (ii) unearned insurance commissions, which are recognized as income over the average terms of the related policies using the sum-of-the-months'-digits method; (iii) the unamortized contract acquisition discount, which represents the portion of the non-refundable contract acquisition discount not allocated to the allowance for credit losses and (iv) that portion of the contract acquisition discount allocated to the allowance for credit losses. If an installment contract becomes 90 or more days contractually delinquent and no full contractual payment is received in the month the account reaches such delinquency status, the accrual of income is suspended until one or more full contractual monthly payments are received. Late charges, deferment fees and extensions fees are recognized as income when collected.

         As part of its overall funding strategy, the Company has sold finance receivables under various asset purchase agreements. During the years ended December 31, 1993, 1995 and 1996, the Company sold $12.1 million, $27.5 million, and $35.2, respectively, under such agreements. The sales were without recourse and no gain or loss was recognized for those sales in 1993 and 1995 as they were not material to the financial statements. Gains were recognized for the sales in the year ended December 31, 1996 in the amount of $524,000 primarily due to a decrease in the fixed rate to the purchaser compared to previous sales. The gains on the sales of finance receivables were determined by the difference between sales proceeds and the cost of the finance receivables and adjusted for the present value of the difference between the estimated future servicing revenues (net of a fixed rate to the purchaser) and the normal servicing costs ("excess servicing rights"). The excess servicing rights were capitalized and are being amortized over the expected life of the finance receivables. In conjunction with the sale of these receivables, the Company and the purchasers have entered into servicing agreements whereby the Company retained servicing rights on the installment contracts sold and receives contractual servicing fees equal to 3% per annum of the remaining principal balance of the installment contracts sold. Under the terms of the existing agreements, the Company is also eligible to receive additional servicing fees, based upon portfolio performance, on the installment contracts ("bonus servicing fees"). The bonus servicing fees represent the difference between the yield received by the Company and the sum of (i) the Company's 3% contractual servicing fee, (ii) the yield due to the purchaser and (iii) the addition or reduction necessary to maintain the purchaser's reserve at the required level. At December 31, 1996, the outstanding balance of installment contracts sold and serviced by the Company was $30.9 million. All servicing fees earned by the Company are recognized in the Company's financial statements as servicing income.

         This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

GROWTH, PROFITABILITY AND RECENT TRENDS AND DEVELOPMENTS

         The Company has experienced significant growth since it changed its operating strategy to focus on the financing of automobile installment contracts. From December 31, 1992 to December 31, 1996, the Total Portfolio increased from $6.2 million to $149.5 million. The Company's strategy is to grow the Total Portfolio by increasing its penetration of existing markets and by expanding into new market areas. The Company has grown from four branch offices at December 31, 1992 to 35 branch offices at December 31, 1996.

         The principal determinant of the Company's net interest income is the difference between the finance charge income earned on the Owned Portfolio and the interest paid on borrowed funds. The laws of most states establish the maximum finance charge rates and prescribe the types and maximum amounts of fees, insurance premiums and other amounts that consumers may be charged. As is common in the non-prime consumer market, the Company's installment contracts generally bear the maximum allowable interest rates and other charges permitted under applicable state laws.

         The Company's liabilities are generally more interest-rate sensitive than are its earning assets. As a result, significant increases in the Company's cost of funds could have a material adverse effect on its profitability and financial condition. To a degree, the Company can mitigate the adverse effect of an increase in interest rates by (i) selling or financing portions of its Total Portfolio with fixed liabilities, (ii) focusing on purchasing only installment contracts which bear the maximum finance charge rates permitted by law or which are originated in states where finance charge rate ceilings have not been established, (iii) expanding into states that permit higher finance charge rates on consumer installment contracts, (iv) reducing the amount it pays for an installment contract (e.g., increasing the non-refundable contract acquisition discount) and (v) entering into interest rate protection agreements. Additionally, management believes that the improved capitalization resulting from its Initial Public Offering done in July 1996, will allow the Company to take advantage of financing structures which may reduce the Company's cost of funds or mitigate interest rate exposures.

         The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the yield on installment contracts and the Company's cost of borrowed funds.

                                                                             Years Ended December 31,
                                                                         ---------------------------------
                                                                         1994           1995          1996
                                                                         ----           ----          ----
Owned Portfolio yield (1) . . . . . . . . . . . . . . . . . . . . . .    25.41%        23.99%        22.26%
Cost of borrowed funds  . . . . . . . . . . . . . . . . . . . . . . .     8.53         11.57          9.41
                                                                         -----         -----         -----
         Net interest spread  . . . . . . . . . . . . . . . . . . . .    16.88%        12.42%        12.85%
Net interest margin (2) . . . . . . . . . . . . . . . . . . . . . . .    18.10%        13.96%        14.34%

-------------------
(1) Represents automobile portfolio finance charges as a percentage of the average Owned Portfolio.
(2) Represents net interest income as a percentage of the average Owned Portfolio. For 1994 and 1995, interest expense was allocated to the Owned Portfolio based on the ratio of the average Owned Portfolio to the average total finance receivables (consisting of both the Owned Portfolio and timeshare receivables).

         As reflected in the preceding table, the Company's yield has decreased during the period from 1994 through December 31, 1996. This is due primarily to increased penetration into states which have laws which limit the maximum amount of finance charges, fees, premiums and other charges that can be charged. Additionally, the decrease is due to (i) force placed collateral protection insurance ("CPI") for which the Company does not charge interest, accounting for a larger percentage of the Owned Portfolio, and (ii) the reduction of accretion income stemming from the unamortized contract acquisition discount. The Company's cost of borrowed funds increased from 1994 to 1995, but decreased in 1996. The increase in 1995 was due primarily to the replacement of subordinated debt, the issuance of new subordinated debt and a higher average cost of borrowed funds under the Credit Facility in 1995. In December 1994, the Company replaced $4 million in subordinated debt bearing interest at 6%, with a $4 million subordinated note bearing interest at 13.5%. Additionally, in September 1995, the Company issued a new subordinated note for $4.5 million bearing interest at 13%, the proceeds of which were used to pay down borrowings under the Credit Facility. The average cost of borrowed funds on the Credit Facility increased from 9.1% in 1994 to 10.5% in 1995. The average cost of borrowed funds decreased from 1995 to 1996 due primarily to the retirement of all subordinated debt, a lower average cost of funds on the Credit Facility, and the securitization of certain finance receivables. In July 1996, the Company completed its initial public offering of 1,886,640 shares of common stock at a price of $7 per share and in August 1996, the Underwriters exercised their 30-day overallotment option to purchase an additional 282,996 shares, also at $7 per share. The proceeds to the Company were used to retire all subordinated debt and reduce the balance on the Credit Facility by approximately $3 million. Further, effective October 1, 1996, the Company renegotiated its Credit Facility, increasing the commitment to $85 million from $62 million and reducing the interest rate to prime plus 25 basis points with an option of 250 basis points over LIBOR. The average cost of borrowed funds on the Credit Facility decreased from 10.5% in 1995 to 9.5% in 1996. Finally, in June 1996, the Company completed a $45.1 million debt financing transaction consisting of 6.84% fixed rate securitization notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility.

         The Company's profitability is also dependent on its credit loss experience. See "--Credit Loss Experience."

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,1995

Net Interest Income

         Finance charges and interest increased $8.1 million, or 83.2%, from $9.6 million in 1995 to $17.7 million in 1996. The growth in finance charges and interest resulted from an increase in the Owned Portfolio due to an increase in the number of installment contracts purchased. Installment contracts purchased increased $50.0 million, or 71.2%, from $70.2 million in 1995 to $120.2 million in 1996. The Company opened 10 branch offices in 1996, increasing to 35 the number of its branch offices.

         The average Owned Portfolio yield decreased from 24.0% in 1995 to 22.3% in 1996. This decrease was primarily attributable to increased penetration into states which have laws which limit the maximum amount of finance charges, fees and premiums and other charges that can be charged. The decrease was also attributable to (i) an increase in CPI insurance, for which the Company does not charge interest, as a percentage of the Owned Portfolio in 1996 as compared to 1995, and (ii) accretion of the unamortized contract acquisition discount of approximately $128,000 in 1995 compared to no accretion income for 1996. Receivables relating to CPI insurance premiums as a percentage of the Owned Portfolio increased from 5.2% at December 31, 1995 to 6.4% at December 31, 1996.

         Interest expense increased $2.3 million from $4.0 million in 1995 to $6.3 million in 1996. The increase in interest expense resulted from an increase in borrowings under the Credit Facility and the securitization of finance receivables. Average total indebtedness increased $31.9 million, or 91.3%, from $34.9 million for 1995 to $66.8 million for 1996. The average cost of borrowed funds decreased from 11.6% for 1995 to 9.4% for 1996. The decrease in the average cost of borrowed funds was due to the following factors, (i) the extinguishment of $8.5 million of subordinated debt bearing interest at a weighted average rate of 13.3% in July 1996 from the proceeds of the Initial Public Offering, (ii) a reduction of the interest rate on the Credit Facility from an average rate of 10.5% for 1995 to 9.5% for 1996, and (iii) the securitization in June 1996, of installment contracts as a fixed rate debt transaction bearing interest at a rate of 6.8%, the proceeds of which were used to pay down borrowings under the Credit Facility. In addition to the weighted average interest rates on the subordinated debt, the Company amortized both the fees associated with the debt and the discount related to the detachable warrants attached to the debt. Further, in addition to the stated rate of 6.8% on the fixed rate securitized notes, the Company is amortizing fees associated with the securitization, which totaled approximately $966,000.

         Net interest income increased $5.8 million, or 103.1%, from $5.6 million in 1995 to $11.4 million in 1996. The net interest margin on the Owned Portfolio increased from 14.0% in 1995 to 14.3% in 1996, due to the lower cost of funds, offset by the reduction in the average portfolio yield as discussed above.

Provision for Credit Losses

         For 1996, the Company made provisions for credit losses of $4 million. There were no provisions for credit losses in 1995. The provisions for credit losses were necessary to increase the allowance for credit losses to the level required from management's static pool loss analyses performed on the portfolio. As a result, the allowance for credit losses as a percentage of the Owned Portfolio increased from 8.4% at December 31, 1995 to 9.6% at December 31, 1996. See "--Credit Loss Experience."

Other Income

         Other income increased $5.3 million, or 106.7%, from $5.0 million in 1995 to $10.3 million in 1996. The increase in other income was due primarily to the increase in servicing income, the sale of ancillary products, the collection of certain fees, and the recognition of a gain on the sale of installment contracts.

         Servicing income increased $1.9 million, or 62.7%, from $3.1 million in 1995 to $5.0 million in 1996. The increase in servicing income was due to the sale of $35.2 million in installment contracts during 1996 as compared to the sale of $27.5 million in 1995. Further, the average balance of sold contracts increased $18.5 million, or 96.4%, from $19.2 million in 1995 to $37.7 million in 1996.

         Income from insurance commissions increased $1.9 million, or 138.3%, from $1.3 million in 1995 to $3.2 million in 1996. The increase was attributable to the increased sales of insurance products in connection with the increase in the volume of installment contracts purchased and the introduction of certain new insurance products in late 1995.

         Fee and other income increased $1.0 million from $606,000 in 1995 to $1.6 million in 1996. The increase was attributable to increased fees collected in connection with the growth of the Total Portfolio due to an increase in the number of installment contracts purchased.

         In 1996, the Company recognized a gain on the sale of $35.2 million of installment contracts in the amount of $524,000. The gain on the sale of installment contracts was determined by the difference between sales proceeds and the cost of the installment contracts adjusted for the present value of the excess servicing rights. The excess servicing rights were capitalized and are being amortized over the expected life of the installment contracts in direct proportion to the reduction in the related pool of installment contracts sold.

Operating Expenses

         Operating expenses increased $4.6 million, or 56.5%, from $8.2 million in 1995 to $12.8 million in 1996. The increase in operating expenses was due to increases in salaries and employee benefits, rent and other expenses relating to the opening of new branch offices as well as the addition of administrative personnel at the Evanston, Illinois and Enterprise, Alabama offices. Salaries and employee benefits increased $2.7 million, or 52.5%, from $5.1 million in 1995 to $7.8 million in 1996. Although total operating expenses increased in 1996 as compared to 1995, the Total Portfolio increased at a faster rate than the rate of increase in operating expenses. As a result, operating expenses as a percentage of the average Total Portfolio decreased from 13.8% in 1995 to 10.9% in 1996.

Income Taxes

         Income taxes increased $1.9 million from $60,000 in 1995 to $2.0 million in 1996. The increase is due to the Company terminating its status as an S Corporation effective on January 1, 1996. As a result, the Company is now subject to federal and certain state and local income taxes.

         Upon termination of its S Corporation status, and in compliance with SFAS No. 109, the Company recognized a deferred tax benefit of $267,000 for 1996 representing the cumulative temporary differences between the financial reporting and tax basis in its assets and liabilities.

Extraordinary Item

         In 1996, the Company incurred an extraordinary charge against earnings of $150,000, net of taxes of $96,000, related to the early extinguishment of $8.5 million in subordinated debt. The subordinated debt was extinguished in July 1996, from the proceeds of the Initial Public Offering of the Company's common stock. The extraordinary charge was comprised of previously unamortized fees associated with the debt and unamortized discounts related to the detachable warrants attached to the subordinated debt.

Net Income

         Net income increased $710,000, or 29.9%, from $2.4 million in 1995 to $3.1 million in 1996. The increase in net income was primarily attributable to the growth in the Total Portfolio and related factors as discussed above, as well as the income tax benefit resulting from the termination of the S Corporation status.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,1994

Net Interest Income

         Finance charges and interest increased $4.4 million, or 85.3%, from $5.2 million in 1994 to $9.6 million in 1995. The growth in finance charges and interest resulted from an increase in the Owned Portfolio due to an increase in the number of installment contracts purchased in 1995.

         The Company opened eight branch offices in 1995, increasing to 25 the number of its branch offices. In 1995, the Company purchased 10,021 installment contracts representing $70.2 million, an increase of 103.1% and 99.7%, respectively, from the 4,935 installment contracts representing $35.1 million purchased in 1994.

         The average Owned Portfolio increased $20.2 million, or 100.8%, from $20.0 million in 1994 to $40.2 million in 1995. The average portfolio yield decreased from 25.4% in 1994 to 24.0% in 1995. This decrease was primarily attributable to increased penetration in 1995 in states which have laws which limit the maximum amount of finance charges, fees, premiums and other charges that can be charged.

         Interest expense increased $2.4 million from $1.6 million in 1994 to $4.0 million in 1995. The increase in interest expense resulted from an increase in borrowings under the Credit Facility and an increase in the average interest rate paid on borrowed funds. Average indebtedness in 1995 increased $16.4 million, or 88.9%, from $18.5 million in 1994 to $34.9 million in 1995. The average cost of borrowed funds was 8.5% and 11.6% in 1994 and 1995, respectively. The increase in the average cost of borrowed funds was due primarily to the replacement of subordinated debt at a higher interest rate and the issuance of new subordinated debt. In December 1994, the Company replaced $4 million in subordinated debt bearing interest at 6% with a $4 million subordinated note bearing interest at 13.5%. Additionally, in September 1995, the Company issued a new subordinated note for $4.5 million bearing interest at 13%, the proceeds of which were used to pay down borrowings under the Credit Facility. See"---Liquidity and Capital Resources." In addition to the increase in the interest rate on the subordinated debt, the Company is amortizing both the fees associated with the debt and the discount related to the detachable warrants attached to the debt. Net interest income increased $2.0 million, or 54.5%, from $3.6 million in 1994 to $5.6 million in 1995.

         The net interest margin on the Owned Portfolio decreased from 18.1% in 1994 to 14.0% in 1995, primarily due to the higher cost of borrowed funds and lower average portfolio yield as discussed above.

Other Income

         Other income increased $2.9 million, or 134.8%, from $2.1 million in 1994 to $5.0 million in 1995. The increase in other income was primarily due to increases in servicing income and income from the sale of ancillary products.

         Servicing income increased $1.8 million, or 130.8%, from $1.3 million in 1994 to $3.1 million in 1995. The increase in servicing income was due to the sale of $27.5 million in installment contracts in 1995.

         Income from insurance commissions increased $792,000, or 144.2%, from $550,000 in 1994 to $3.1 million in 1995. The increase was attributable to the increased sales of insurance products in connection with the increase in the volume of installment contracts purchased.

Operating Expenses

         Operating expenses increased $3.1 million, or 60.4%, from $5.1 million in 1994 to $8.2 million in 1995. The increase in operating expenses was due to increases in salaries and employee benefits, rent and other expenses relating to the opening of new branch offices in 1995, as well as the addition of administrative personnel at the Evanston, Illinois and Enterprise, Alabama offices. Salaries and employee benefits increased $1.9 million, or 59.5%, from $3.2 million in 1994 to $5.1 million in 1995. Although operating expenses increased in 1995, as compared to 1994, the Total Portfolio grew at a faster rate than the rate of increase in operating expenses. As a result, operating expense as a percentage of the average Total Portfolio decreased from 17.8% in 1994 to 13.8% in 1995.

Net Income

         Net income increased $1.7 million, or 259.1%, from $661,000 in 1994 to $2.4 million in 1995. The increase in net income was primarily attributable to the growth in the Total Portfolio and related factors as discussed above.

CREDIT LOSS EXPERIENCE

         The Company maintains an allowance for credit losses at a level management believes adequate to absorb potential losses in the Owned Portfolio. The adequacy of the allowance for credit losses is evaluated by management on an ongoing basis through historical credit loss experience, delinquencies, the value of the underlying collateral, the level of the finance contract portfolio and general economic conditions and trends. An account is charged off against the allowance for credit losses at the earliest of the time the account's collateral is repossessed, the account is 150 days or more past due or the account is otherwise deemed to be uncollectible.

         The Total Portfolio is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating trends and loss experience on a more detailed basis ("static pools"). If management determines that the allowance for credit losses is not adequate to provide for potential losses of an individual pool, amounts will be transferred, to the extent available, from the unamortized contract acquisition discounts for that pool to the allowance for credit losses. Any remaining shortfall in the allowance for credit losses for an individual pool would be provided through a charge against income. If management determines that the allowance for credit losses is in excess of amounts required to provide for losses of an individual pool, the allowance for credit losses charged to income, if any, will be reduced or the contract acquisition discounts will be amortized over the remaining life of the contracts in the pool.

         Based upon historical analysis and expected future trends, management changed the allocation of the non-refundable contract acquisition discount to the allowance for credit losses, such that all non-refundable contract acquisition discount was allocated entirely to the allowance for credit losses after 1994. Additionally, after reviewing the adequacy of the allowance for credit losses, the remaining balance of the unamortized contract acquisition discount was transferred to the allowance for credit losses on August 1, 1995. For the year ended December 31, 1996, the Company increased its allowance for credit losses by $4.0 million through a charge against income based upon continued historical analysis, particularly evaluation of the earliest static pools. Management will continue to monitor this allocation and may, if appropriate, in the future allocate portions of the non-refundable acquisition discount to unamortized contract acquisition discount.

         The following table sets forth the cumulative net charge offs as a percentage of the original pool balance based on the quarter of origination and segmented by the number of months elapsing since origination.

     POOL'S CUMULATIVE NET LOSSES AS A PERCENTAGE OF ORIGINAL POOL BALANCE

                                                                                                   % of
                                                                                                 Original
                                                                                                Principal
                                         Number of Months Since Origination                      Balance
         Pool               3       6        9       12       15     18        21      24       Remaining
         ----               -       -        -       --       --     --        --      --       ---------
         1995:
         1st Qtr          0.10%   0.67%    2.06%   3.55%    5.79%   6.96%    7.68%   8.53%        32.6%
         2nd Qtr          0.01%   0.63%    1.81%   3.39%    4.71%   5.69%    6.83%                38.7%
         3rd Qtr          0.06%   0.57%    2.26%   4.17%    5.92%   7.31%                         47.8%
         4th Qtr          0.01%   0.41%    2.07%   3.73%    5.80%                                 60.4%

     POOL'S CUMULATIVE NET LOSSES AS A PERCENTAGE OF ORIGINAL POOL BALANCE

                                                                                                   % of
                                                                                                 Original
                                                                                                Principal
                                         Number of Months Since Origination                      Balance
         Pool               3       6        9       12       15     18        21      24       Remaining
         ----               -       -        -       --       --     --        --      --       ---------
         1996:
         1st Qtr          0.01%   0.25%    1.53%   3.73%                                          77.2%
         2nd Qtr          0.00%   0.32%    1.58%                                                  81.3%
         3rd Qtr          0.00%   0.38%                                                           92.3%
         4th Qtr          0.00%                                                                   91.9%

         The following table summarizes certain information relating to the Company's allocation of the non-refundable contract acquisition discount and its allowance for credit losses and unamortized contract acquisition discount.

                                                                     YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                               1994          1995             1996
                                                               ----          ----             ----
                                                                      (DOLLARS IN THOUSANDS)
ALLOWANCE FOR CREDIT LOSSES:
   Allowance for credit losses, beginning of period . . . .   $   522      $ 2,563          $ 5,011
   Non-refundable contract acquisition discount obtained
      on contracts purchased and allocated to allowance
      for credit losses . . . . . . . . . . . . . . . . . .     3,249        7,553           12,037
   Discount allocated to installment contracts sold . . . .       ---       (2,197)          (2,947)
   Installment contracts charged off, net of recoveries . .    (1,208)      (3,009)          (6,751)
Provision for credit losses . . . . . . . . . . . . . . . .       ---          ---            4,000
Transferred from unamortized contract
   acquisition discount . . . . . . . . . . . . . . . . . .       ---          101              ---
                                                              -------      -------          -------
   Allowance for credit losses, end of period . . . . . . .   $ 2,563      $ 5,011          $11,350
                                                              =======      =======          =======

UNAMORTIZED CONTRACT ACQUISITION DISCOUNT:
   Unamortized contract acquisition discount,
      beginning of period . . . . . . . . . . . . . . . . .   $   117      $   229          $   ---
   Non-refundable contract acquisition discount obtained
      on contracts purchased, to be accreted into finance
      charge income . . . . . . . . . . . . . . . . . . . .       332          ---              ---
   Accreted into finance charge income  . . . . . . . . . .      (210)        (128)             ---
Transferred to allowance for credit losses  . . . . . . . .       ---         (101)             ---
                                                              -------      -------          -------

   Unamortized contract acquisition discount,
      end of period . . . . . . . . . . . . . . . . . . . .   $   229      $   ---          $   ---
                                                              =======      =======          =======

         Under the Company's credit policy, the Company suspends the accrual of finance charge income with respect to an installment contract that is 90 days past due. An account is charged off against the allowance for credit losses at the earliest of the time (i) the account's collateral is repossessed, (ii) the account is 150 days or more past due or (iii) the account is otherwise deemed to be uncollectible.

         The following table summarizes data relating to the Company's charge-off experience and allowance for credit losses.

                                                                     YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                               1994          1995             1996
                                                               ----          ----             ----
                                                                      (DOLLARS IN THOUSANDS)
CHARGE OFF EXPERIENCE:

TOTAL PORTFOLIO:
   Average Total Portfolio . . . . . . . . . . . . . . . . .  $28,553      $59,374         $117,132
   Net charge-offs (1) . . . . . . . . . . . . . . . . . . .    1,697        3,834            8,693
   Net charge-offs as a percentage of average Total
      Portfolio  . . . . . . . . . . . . . . . . . . . . . .      5.9%         6.5%             7.4%

OWNED PORTFOLIO:
   Average Owned Portfolio   . . . . . . . . . . . . . . . .  $19,997      $40,153         $ 79,375
   Net charge-offs (1) . . . . . . . . . . . . . . . . . . .    1,208        3,009            6,751
   Net charge-offs as a percentage of average Owned
      Portfolio  . . . . . . . . . . . . . . . . . . . . . .      6.0%         7.5%             8.5%

ALLOWANCE FOR CREDIT LOSSES:
   Owned Portfolio . . . . . . . . . . . . . . . . . . . . .  $33,779      $59,495         $118,551
   Allowance for credit losses   . . . . . . . . . . . . . .    2,563        5,011           11,350
   Allowance for credit losses as a percentage of
      Owned Portfolio  . . . . . . . . . . . . . . . . . . .      7.6%         8.4%             9.6%

--------------------
(1) The Company's experience to date is that only nominal amounts are collected on charged-off accounts.

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

                                                                     YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                               1994          1995             1996
                                                               ----          ----             ----
                                                                      (DOLLARS IN THOUSANDS)
TOTAL PORTFOLIO:
   Installment contracts, gross . . . . . . . . . . . . . .   $52,262      $105,881        $197,485
   Past due contracts, gross:
      60 to 89 days . . . . . . . . . . . . . . . . . . . .       159           726           1,755
      90 days or more . . . . . . . . . . . . . . . . . . .        57           454           1,338

      Total 60 days or more . . . . . . . . . . . . . . . .   $   216      $  1,180        $  3,093
                                                              =======      ========        ========

   Contracts with payments 60 days or more past due
      as a percentage of total installment contracts,
      gross . . . . . . . . . . . . . . . . . . . . . . . .      0.41%         1.11%           1.57%
                                                              =======      ========        ========

                                                                     YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                               1994          1995             1996
                                                               ----          ----             ----
                                                                      (DOLLARS IN THOUSANDS)
OWNED PORTFOLIO:
   Installment contracts, gross . . . . . . . . . . . . . .   $45,206      $79,422         $159,898
   Past due contracts, gross:
      60 to 89 days   . . . . . . . . . . . . . . . . . . .       105          509            1,365
      90 days or more . . . . . . . . . . . . . . . . . . .        57          317              796

      Total 60 days or more . . . . . . . . . . . . . . . .   $   162      $   826         $  2,161
                                                              =======      =======         ========
   Contracts with payments 60 days or more past due
      as a percentage of total installment contracts,
      gross . . . . . . . . . . . . . . . . . . . . . . . .      0.36%        1.04%            1.35%
                                                              =======      =======         ========

REPOSSESSED COLLATERAL

         The Company commences repossession procedures against the underlying collateral when it determines that collection efforts are likely to be unsuccessful. Repossession generally occurs after a customer has missed two consecutive monthly payments. In such cases, the net amount due under the installment contract is reduced to the estimated fair value of the collateral, less estimated costs of disposition, through a charge to the allowance for credit losses. Repossessed collateral is valued at the lower of cost or market, which on average was approximately 60% of the net balance of the contract at the time of repossession for repossessions made through December 31, 1996. Repossessed inventory was valued at $543,000 and $930,000 at December 31, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations, branch office openings and the growth of the Total Portfolio through six principal sources of funds: (i) payments received under installment contracts, (ii) borrowings under the Credit Facility, (iii) proceeds from the issuance of subordinated notes, (iv) proceeds from the sale of installment contracts, (v) proceeds from the issuance of common stock in connection with the initial public offering, (vi) proceeds from an asset securitization transaction and (vii) proceeds from the liquidation of timeshares receivables.

         Net cash flows provided by operating activities were $1.1 million, $3.9 million and $1.1 million in 1994, 1995 and 1996, respectively.

         The Company's cash flows used in investing activities since inception have been used primarily for the purchase of installment contracts. Cash used for the purchase of installment contracts was $35.1 million, $70.2 million and $120.2 million for 1994, 1995 and 1996, respectively. Capital expenditures were $543,000, $521,000 and $739,000 for 1994, 1995 and 1996, respectively.
Cash used in investing activities was offset by (i) the collection of principal on installment contracts of $11.4 million, $22.0 million and $31.6 million in 1994, 1995 and 1996, respectively; (ii) net proceeds of $24.8 million and $31.7 million from the sales of installment contracts in 1995 and 1996, respectively; and (iii) proceeds from the liquidation of timeshare receivables of $4.1 million and $266,000 in 1994 and 1995, respectively.

         Cash was provided by financing activities, primarily from net borrowings under the Credit Facility, the securitization of installment contracts, an initial public offering of the Company's common stock and the issuance of subordinated debt. Net borrowings under the Credit Facility were $19.7 million, $17.6 million and $17.9 million in 1994, 1995 and 1996, respectively. In addition, cash was provided through the securitization of installment contracts in the amount of $45.1 million in 1996, the proceeds of which were used to reduce the borrowings under the Credit Facility. Further, $11.2 million in cash was raised in 1996 through the initial public offering of the Company's common stock, the net proceeds of which were used to repay $8.5 million of subordinated debt, with the balance reducing amounts outstanding on the Credit Facility. In addition, cash was provided in 1995 through borrowings on a subordinated basis in the amount of $4.5 million. Offsetting cash provided from financing activities were dividends paid of $474,000, $1.5 million and $2.1 million in 1994, 1995 and 1996, respectively.

         As of the date hereof, the Company has a $85 million Credit Facility with a group of seven banks, for which LaSalle National Bank acts as agent, and which expires June 1, 1998. The Credit Facility is collateralized by a lien on all the Company assets not subjected to the securitized pool. Interest is payable at the agent bank's reference rate plus .25% (8.50% at December 31, 1996) and the Company has a option of 2.50% over the LIBOR rate. Borrowings outstanding under the Credit Facility were $61.2 million at December 31, 1996. The Credit Facility requires the Company to maintain minimum capital funds (as defined) of $11.5 million. The Credit Facility also requires that total loss reserves be maintained at not less than 8% of net installment contracts receivable and no more than 3% of net installment contracts receivable may be more than 60 days past due. The Credit Facility also requires that earnings before interest and taxes to cash interest expense may not be less than 125% and the ratio of unsubordinated debt to tangible net worth plus subordinated debt cannot exceed 5 to 1. At December 31, 1996, the Company was in compliance with all of these covenants.

         The Company issued a senior and a junior subordinated note in 1990. Each note had a face value of $5.0 million, carried an interest rate of 6% and was unsecured. The Company granted warrants to the junior subordinated note holder allowing for the purchase of 51% of the Common Stock of the Company. The senior subordinated note was paid off in 1993. In December 1994, the junior subordinated note was paid off and the remaining warrants were surrendered to the Company.

         In December 1994, in order to refinance the junior subordinated note, the Company issued a subordinated note in the amount of $4.0 million to Michael
P. Harrington, its Chairman, President and Chief Executive Officer. Under the terms of such note, interest was payable at the end of each quarter at a fixed rate of 13.5% and was due on September 30, 1996. The proceeds were used to retire the remaining principal balance on the junior subordinated note. Simultaneously, Mr. Harrington issued a $4.0 million note to LaSalle secured by capital stock in the Company owned by Mr. Harrington. Under the terms of the note issued to LaSalle, interest was payable at the end of each quarter at a fixed rate of 13.5% and was due on September 30, 1996. In connection with this note issuance, the Company issued to LaSalle a detachable warrant to purchase 193,320 shares of Common Stock. The warrant was exercised by LaSalle at a price of $1.13 per share in connection with the initial public offering of the Company's common stock in July 1996.

         On September 21, 1995, the Company issued a subordinated note in the amount of $4.5 million to Banc One Capital Partners V, Ltd. ("Banc One").
Under the terms of the agreement, interest was payable monthly at a fixed rate of 13%. The note was due on August 31, 1998. In connection with the issuance of the Banc One note, a detachable warrant to purchase 193,320 shares of Common Stock was issued to Banc One. The warrant was exercised at a price of $1.56 per share in connection with the initial public offering of the Company's common stock in July 1996.

         The company sold a total of $74.8 million of installment contracts - $12.1 million in 1993, $27.5 million in 1995 and $35.2 million under various asset purchase agreements and servicing agreements. Pursuant to these servicing agreements, the Company retains the servicing rights on the installment contracts sold and receives servicing fees. At December 31, 1996 the outstanding balance of installment contracts sold and serviced by the Company was $30.9 million, and such installment contracts were sold to yield the purchasers, including GECC, a range of 8.9% to 11.0% per annum. See Notes to Financial Statements.

         In order to meet its 1997 funding needs, the Company will require additional financing to supplement its expected cash flows from operations and, the anticipated borrowings under its Credit Facility. The Company has entered into a securitization facility with a placement agent for the issuance of up to $200 million of securitized notes through one or more wholly-owned special purpose subsidiaries. Initially, on June 18, 1996, a wholly-owned subsidiary of the Company sold approximately $45.1 million of 6.84% fixed rate Securitized Notes in an asset securitization transaction (the "Securitization"). The Securitized Notes were secured by installment contracts and the payments under the Securitized Notes are guaranteed pursuant to a financial guaranty insurance policy issued by Financial Security Assurance Inc. The net proceeds of the Securitization to the Company were used to reduce the outstanding balance under the Credit Facility. The debt incurred in the Securitization is reflected on the balance sheet of the Company and did not result in a gain on sale. The Company has not entered into any agreements with the purchasers of the Securitized Notes in excess of the $45.1 million of the Securitized Notes sold and there can be no assurance that any such additional sales will occur. The Company presently intends to finance additional 1997 funding needs through borrowings under the Credit Facility and securitization transactions.

IMPACT OF INFLATION

         Although the Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because the Company borrows funds on a floating rate basis and purchases installment contracts bearing fixed rates, increased costs of borrowed funds could have a material adverse impact on the Company's profitability. Inflation also can affect the Company's operating expenses.


IMPACT OF NEW ACCOUNTING STANDARDS

         The Company believes that the provisions of certain Statements of Financial Accounting Standards ("SFAS") which have not been implemented by the Company either do not apply to the Company or would not affect the Company's financial position, results of operations, or disclosures relating thereto. These statements include SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of."

         The Company intends to continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for stock-based compensation. The Company will provide pro forma net income and net income per share disclosures as if the fair value based accounting method in Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" had been used to account for stock-based compensation.

         The Company will adopt Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" effective January 1, 1997. As a result, for all securitization transactions completed after this date and meeting the specific criteria of SFAS 125, the company will remove the securitized assets and related liabilities from its balance sheet and recognize applicable servicing assets.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Enterprise Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of First Enterprise Financial Group, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Enterprise Financial Group, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note A, effective January 1, 1996, the Company changed its tax status by terminating its S Corporation election. Concurrent with this change, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                                              GRANT THORNTON LLP


Chicago, Illinois
February 8, 1997 (except for note K, as
     to which the date is March 7, 1997)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                     December 31,
                                                               -------------------------
ASSETS                                                             1996         1995
                                                               ------------  -----------
Cash ........................................................  $  1,323,149  $  1,703,320
Restricted cash .............................................     4,586,780            -

Automobile finance receivables ..............................   118,537,808    59,305,631
Allowance for credit losses .................................   (11,349,783)   (5,010,919)
                                                               ------------  ------------

  Finance receivables, net ..................................   107,188,025    54,294,712

Property and equipment, net .................................     1,255,777       881,713
Repossessed assets ..........................................       929,560       542,841
Deferred tax asset ..........................................     2,241,000            -
Other assets ................................................     2,231,660       988,194
                                                               ------------  ------------

 TOTAL ASSETS ...............................................  $119,755,951  $ 58,410,780
                                                               ============  ============
                                                                     December 31,
                                                               -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                               1996         1995
                                                               ------------  -----------

Senior debt .................................................  $ 61,153,000  $43,267,000
Notes payable - securitized pool ............................    36,732,987            -
Subordinated debt ...........................................             -    8,354,541
Accounts payable - dealers ..................................     2,704,455    1,937,710
Other accounts payable and accrued expenses .................     2,524,003    1,577,189
Other liabilities ...........................................       325,208      460,271
                                                               ------------  -----------

  Total liabilities .........................................   103,439,653   55,596,711

Commitments and contingencies ...............................             -            -

Common stock warrants .......................................             -      649,300

Stockholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized;
     5,285,955 and 2,062,080 shares issued and outstanding
     at December 31, 1996 and 1995, respectively ............        52,860       20,621
  Class B common stock, $.01 par value, non-voting;
     2,262,080 shares authorized; 917,625 issued
     and outstanding at December 31, 1995 ...................             -        9,176
  Additional paid-in capital ................................    13,921,286    1,201,718
  Retained earnings .........................................     2,342,152    1,328,405
  Guaranteed loans of stockholders ..........................             -     (395,151)
                                                               ------------  -----------

  Total stockholders' equity ................................    16,316,298    2,164,769
                                                               ------------  -----------

  TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY ..................................  $119,755,951  $58,410,780
                                                               ============  ===========


The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME



                                                              Years ended December 31,
                                                         -----------------------------------
                                                             1996        1995        1994
                                                         -----------  ----------  ----------
Finance charges and interest ..........................  $17,665,105  $9,644,486  $5,205,150

Interest expense ......................................    6,281,428   4,038,900   1,575,923
                                                         -----------  ----------  ----------

       Net interest income ............................   11,383,677   5,605,586   3,629,227

Provision for credit losses ...........................    4,000,000           -           -
                                                         -----------  ----------  ----------

       Net interest income after
         provision for credit losses ..................    7,383,677   5,605,586   3,629,227

Other income:
  Servicing income ....................................    4,964,039   3,051,952   1,322,604
  Insurance commissions ...............................    3,198,225   1,342,099     549,682
  Fees and other income ...............................    1,648,878     606,202     257,257
  Gain on sale of finance receivables .................      524,000           -           -
                                                         -----------  ----------  ----------

       Total other income .............................   10,335,142   5,000,253   2,129,543
                                                         -----------  ----------  ----------

       Income before operating expenses ...............   17,718,819  10,605,839   5,758,770

Operating expenses:
  Salaries and employee benefits ......................    7,768,586   5,095,792   3,194,775
  Rent expense ........................................      530,088     355,420     212,310
  Depreciation and amortization .......................      364,563     267,962     137,365
  Professional services ...............................      647,914     472,480     229,176
  Data processing .....................................      950,481     610,205     267,708
  Other expenses ......................................    2,528,839   1,370,228   1,053,912
                                                         -----------  ----------  ----------

       Total operating expenses .......................   12,790,471   8,172,087   5,095,246
                                                         -----------  ----------  ----------

       Income before income taxes and
          extraordinary item ..........................    4,928,348   2,433,752     663,524

Income taxes ..........................................    1,962,000      60,000       2,500
Deferred income tax effect of S Corporation
  termination .........................................     (267,000)          -           -
                                                         -----------  ----------  ----------

       Income before extraordinary item ...............    3,233,348   2,373,752     661,024

Extraordinary charge from early extinguishment of debt,
 net of income taxes ..................................     (149,789)          -           -
                                                         -----------  ----------  ----------

       Net income .....................................  $ 3,083,559  $2,373,752  $  661,024
                                                         ===========  ==========  ==========

Per share data:
 Pro forma net income before extraordinary item .......  $       .66  $      .42
 Extraordinary charge .................................         (.03)          -
                                                         -----------  ----------

Pro forma net income per share ........................  $       .63  $      .42
                                                         ===========  ==========
Pro forma weighted average number of common
 and common equivalent shares outstanding .............    5,683,341   5,407,709
                                                         ===========  ==========


The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                 Class B   Additional                Guaranteed
                                        Common   Common     Paid-in     Retained      Loans of
                                        Stock     Stock     Capital     Earnings    Stockholders      Total
                                       -------  --------  -----------  -----------  ------------  -----------
Balance December 31, 1993 ...........  $20,621  $      -  $   779,379  $   724,018  $          -  $ 1,524,018

Net income ..........................        -         -            -      661,024             -      661,024

Dividends paid ......................        -         -            -    (474,027)             -     (474,027)

Exercise of options to acquire
   547,740 shares of Class B
   common stock .....................        -     5,477      252,098            -     (240,606)       16,969
                                       -------  --------  -----------  -----------  ------------  -----------

Balance December 31, 1994 ...........   20,621     5,477    1,031,477      911,015     (240,606)    1,727,984

Net income ..........................        -         -            -    2,373,752             -    2,373,752

Dividends paid ......................        -         -            -  (1,549,125)             -   (1,549,125)

Appreciation of common stock
   warrants .........................        -         -            -    (407,237)             -     (407,237)

Exercise of options to acquire
   384,062 shares of Class B
   common stock .....................        -     3,841      176,765            -     (154,545)       26,061

Repurchase of 14,177 shares of
   Class B common stock .............        -      (142)      (6,524)           -             -       (6,666)
                                       -------  --------  -----------  -----------  ------------  -----------

Balance at December 31, 1995 ........   20,621     9,176    1,201,718    1,328,405      (395,151)   2,164,769

Net income ..........................        -         -            -    3,083,559             -    3,083,559

Dividends paid - Final
   S Corporation distribution
   payment ..........................        -         -            -   (2,069,812)            -   (2,069,812)

Exercise of common stock
   warrants to purchase 386,640
   shares of common stock ...........    3,867         -    1,165,465            -             -    1,169,332

Tax benefits relating to the exercise
   of common stock warrants .........        -         -      750,000            -             -      750,000

Exercise of options to acquire
   136,609 shares of common
   stock ............................      386       980      156,766            -             -      158,132

Conversion of Class B stock to
   common stock .....................   10,156   (10,156)           -            -             -            -

Issuance of 1,782,996 shares of
   common stock in connection
   with the initial public offering,
   net of offering costs ............   17,830         -   10,647,337            -             -   10,665,167

Release of guarantee on loans of
   stockholders .....................        -         -            -            -       395,151      395,151
                                       -------  --------  -----------  -----------  ------------  -----------


Balance at December 31, 1996 ........  $52,860  $      -  $13,921,286  $ 2,342,152  $          -  $16,316,298
                                       =======  ========  ===========  ===========  ============  ===========


The accompanying notes are an integral part of this statement.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years ended December 31,
                                                       -----------------------------------------
                                                            1996          1995          1994
                                                       -------------  ------------  ------------
Cash flows from operating activities:
 Net income .........................................  $   3,083,559  $  2,373,752  $    661,024
 Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation and amortization ..................        364,563       267,962       137,365
     Amortization of discount on subordinated debt ..        145,459        96,604             -
     Provision for credit losses ....................      4,000,000             -             -
     Deferred income taxes ..........................     (1,974,000)            -             -
     Deferred income tax effect of
       S Corporation termination ....................       (267,000)            -             -
     Gain on sale of finance receivables ............       (524,000)            -             -
     Loss on disposal of property and
       equipment ....................................              -             -        47,458
     Accretion of contract acquisition
       discounts ....................................              -      (127,797)     (209,940)
     Changes in assets and liabilities:
       Restricted cash ..............................     (4,586,780)            -             -
       Repossessed assets ...........................       (386,719)     (320,554)     (176,971)
       Other assets .................................       (700,466)     (888,653)      (47,115)
       Accounts payable and accrued
         expenses ...................................        207,702       479,123       486,272
       Income taxes payable .........................      1,489,112             -             -
       Other liabilities ............................      1,007,833     2,047,075       223,250
                                                       -------------  ------------  ------------

            Total adjustments .......................     (1,224,296)    1,553,760       460,319
                                                       -------------  ------------  ------------

            Net cash provided by
              operating activities ..................      1,859,263     3,927,512     1,121,343

Cash flows from investing activities:
 Automobile installment contracts
   purchased ........................................   (120,154,468)  (70,184,351)  (35,136,768)
 Proceeds from sale of automobile
   installment contracts ............................     31,665,399    24,777,933             -
 Principal collections on automobile
   installment contracts ............................     31,595,756    21,970,934    11,444,010
 Principal collections on timeshare
   receivables ......................................              -       266,323     4,059,978
 Capital expenditures ...............................       (738,627)     (521,291)     (542,644)
                                                       -------------  ------------  ------------

            Net cash (used in)
              investing activities ..................    (57,631,940)  (23,690,452)  (20,175,424)

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                                                               Years ended December 31,
                                                        --------------------------------------
                                                            1996         1995         1994
                                                        ------------  -----------  -----------

Cash flows from financing activities:
  Borrowings under senior debt .......................  $107,845,000  $50,385,000  $25,278,000
  Payments on senior debt ............................   (89,959,000) (32,758,000   (5,604,000)
  Borrowings under notes payable - securitized pool ..    45,087,652            -            -
  Payments on notes payable - securitized pool .......    (8,354,665)           -            -
  Proceeds from issuance of subordinated
    debt .............................................             -    4,500,000    4,000,000
  Payments on subordinated debt ......................    (8,500,000)           -   (4,000,000)
  Proceeds from issuance of common stock .............    11,343,331      180,606      257,575
  Payments on repurchase of common stock .............             -       (6,666)           -
  Dividends paid .....................................    (2,069,812)  (1,549,125)    (474,027)
                                                        ------------  -----------  -----------

             Net cash provided by
                financing activities .................    55,392,506   20,751,815   19,457,548
                                                        ------------  -----------  -----------

             (DECREASE) INCREASE
                IN CASH ..............................      (380,171)     988,875      403,467

Cash at beginning of period ..........................     1,703,320      714,445      310,978
                                                        ------------  -----------  -----------

Cash at end of period ................................  $  1,323,149  $ 1,703,320  $   714,445
                                                        ============  ===========  ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest .........................................  $  6,405,798  $ 3,767,277  $ 1,459,751
    Income taxes .....................................     2,423,119       34,213       43,149

Supplemental schedule of non-cash financing
  activities:
    Issuance of common stock warrants in
      connection with subordinated debt ..............  $          -  $    92,063  $   150,000
    Guaranteed loans of stockholders for the
      purchase of common stock .......................             -      154,545      240,606
    Increase in additional paid-in capital resulting
      from tax benefit in conjunction with the
      exercise of common stock warrants ..............       750,000            -            -


The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

First Enterprise Financial Group, Inc., which operates under the name First Enterprise Acceptance Company, including its wholly-owned special purpose subsidiary, First Enterprise Securitization Corp. (collectively, the "Company"), is a specialty finance company engaged primarily in purchasing and servicing installment sales contracts originated by automobile dealers for financing the sale of used automobiles, vans and light trucks.

The accounting policies of the Company conform to generally accepted accounting principles and to the general practice within the automobile finance company industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION

The consolidated financial statements include accounts of First Enterprise Financial Group, Inc. and its wholly-owned special purpose subsidiary, First Enterprise Securitization Corp. All significant intercompany accounts have been eliminated in consolidation.

ACCOUNTING CHANGES

In connection with the initial public offering ("IPO") of common stock, the Company performed a comprehensive evaluation of its accounting policies. As a result of this review and in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," the Company has retroactively adopted an accounting change which the Company believes is more consistent with prevailing industry practices regarding non-refundable contract acquisition discounts. Non-refundable contract acquisition discounts arise from the purchase of installment contracts from dealers at amounts less than the principal amounts of such contracts. These discounts are allocated to the allowance for credit losses in an amount necessary to absorb estimated credit losses with the remaining amount, if any, allocated to unamortized contract acquisition discounts and accreted into finance charge income over the estimated average life of the installment contracts.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CONCENTRATION OF CREDIT RISK

The Company's installment contract receivables are primarily with individuals located in the southeastern United States. As of December 31, 1996, approximately 26.8% and 21.2% of automobile finance receivables were purchased from dealers located in Florida and Alabama, respectively.

REVENUE RECOGNITION

Finance charges on automobile installment contracts are credited to unearned finance charges at the time the contracts are acquired. The finance charges are recognized over the life of the installment contracts using the interest (actuarial) method to produce constant rates of interest (yields).

If an installment contract becomes 90 or more days contractually delinquent and no full contractual payment is received in the month the account reaches such delinquency status, the accrual of income is suspended until one or more full contractual monthly payments are received. Late charges, deferment fees and extension fees are recognized as income when collected.

The Company, as agent for unaffiliated insurers, offers credit life and accident and health insurance to borrowers under financing contracts purchased from automobile dealers. Commissions earned on these insurance products are recognized as income over the average terms of the related policies using the sum-of-the-months'-digits method, which approximates the results under the interest method.

SERVICING INCOME

Contractual servicing income on sold receivables is recognized over the life of the related receivables as a percentage of receivables outstanding. Bonus servicing fees are recognized when earned and are based on the difference between the yield received by the Company and the sum of the Company's 3% contractual servicing fee, the yield due to the purchaser and the addition or reduction necessary to maintain the purchaser's reserve at the required level. Gain or loss on sale of finance receivables is determined by the difference between sales proceeds and the cost of the finance receivables and adjusted for the present value of the difference, if any, between the estimated future servicing revenues (net of a fixed rate to the purchaser) and normal servicing costs ("excess servicing rights"). The excess servicing rights, if any, are capitalized and amortized over the expected repayment life of the sold finance receivables. All servicing fees earned by the Company are recognized in the Company's financial statements as servicing income.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NON-REFUNDABLE CONTRACT ACQUISITION DISCOUNTS

Installment contracts are generally purchased from dealers at a discount from the principal amounts financed by the consumer and are non-refundable to the dealers ("non-refundable contract acquisition discount"). This discount, which represents both a credit allowance and a yield enhancement, is negotiated by the Company and the dealers. The portfolio of owned and sold installment contracts is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating the non-refundable contract acquisition discount. The portion of the non-refundable contract acquisition discount necessary to absorb estimated credit losses for each pool is allocated to the allowance for credit losses. The remaining portion of the contract acquisition discount ("unamortized contract acquisition discount") for each pool, if any, is reflected as a reduction of the net principal balance and accreted into finance charge income over the estimated average life of the installment contracts using the sum-of-the-months'-digits method, which approximates the results under the interest method. Beginning in 1995, the full discount has been allocated to the allowance for credit losses and the discount is no longer being amortized to interest income.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established through an allocation of the non-refundable contract acquisition discount based upon amounts necessary to absorb credit losses in the installment contract portfolio, as previously discussed. The adequacy of the allowance for credit losses is evaluated by management on an ongoing basis through historical credit loss experience, delinquencies, the value of the underlying collateral, the level of the installment contract portfolio and general economic conditions and trends. The Company has found that borrowers under its installment contract receivables are payment sensitive rather than interest rate sensitive. Consequently, the Company does not consider interest rates a predominant risk characteristic for purposes of evaluating credit losses. The portfolio of owned and sold loans is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating trends and loss experience. If management determines that the allowance for credit losses is not adequate to provide for potential losses of an individual pool, amounts will be transferred, to the extent available, from the unamortized contract acquisition discounts for that pool to the allowance for credit losses. Any remaining shortfall in the allowance for credit losses would be provided through a charge against income. If management determines that the allowance for credit losses is in excess of amounts required to provide for losses of an individual pool, the allowance for credit losses charged to income, if any, will be reduced or the contract acquisition discounts will be amortized over the remaining life of the installment contracts in the pool.

An account is charged off against the allowance for credit losses at the earliest of the time the account's collateral is repossessed, the account is 150 days or more past due or the account is otherwise deemed to be uncollectible.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RESTRICTED CASH

The Company is required to establish and maintain cash reserves and collection accounts with a trustee with respect to the securitized pool of funding receivables. These balances are reported as restricted cash on the Company's Consolidated Balance Sheet.

REPOSSESSED ASSETS

Repossessed collateral is valued at the lower of cost or market value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated lives, generally ranging from five to seven years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation and amortization is followed for all assets for financial reporting purposes, and accelerated methods are used for income tax purposes.

INCOME TAXES

Since its inception, the Company was an S Corporation under the Internal Revenue Code of 1986, as amended. As a result, the income of the Company has been taxed, for federal and certain state and local income tax purposes, directly to the Company's stockholders, rather than the Company. The Company terminated its status as an S Corporation effective January 1, 1996 and, as result, the Company is subject to federal and state corporate income taxation.

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." The Company recognizes deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the enactment in effective.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, finance receivables and debt. The estimated fair value of finance receivables approximates their carrying value due to the duration of the receivables as well as the interest rates negotiated. Estimated fair value of finance receivables is based upon the average contractual lives of the receivables less expected prepayments and estimated interest rates on similar receivables. The estimated fair value of the senior debt with floating interest rates approximates its carrying value. The fair value of the subordinated debt and the notes payable - securitized pools obligations approximates their carrying value based upon current quoted market prices.

NET INCOME PER SHARE

Net income per share amounts are calculated based on pro forma net income divided by the pro forma weighted average number of shares of common stock outstanding during the period after consideration of the dilutive effect of common stock equivalents.

INITIAL PUBLIC OFFERING AND REORGANIZATION

On July 22, 1996, the Company completed a public offering of 1,500,000 shares of its common stock at a price of $7.00 per share pursuant to a Form S-1 Registration Statement under the Securities Act of 1933, as originally filed on February 1, 1996 and subsequently amended. The underwriters exercised their over-allotment option and purchased an additional 282,996 shares of common stock at a price of $7.00 per share on August 20, 1996. The Company received $10,665,167 from the Common Stock Offering, after deducting the underwriting discount and offering expenses. The proceeds were used to fund purchases of finance contracts and, prior to such use, the proceeds were used to reduce borrowings under the Senior Secured Credit Facility.

In connection with its IPO, the Company increased its authorized capital stock to 20,000,000 shares of common stock, par value $.01 per share through a reincorporation. Existing Class A common stock and Class B common stock were exchanged for 1,288.8 shares of common stock and Class B common stock, respectively, and all options and warrants were converted at the same exchange rate. The Company's stock, Class B common stock was also exchanged for common stock on a share for share basis. The outstanding warrants were exercised and sold in the IPO. The Company sold 1,500,000 shares of the common stock and the underwriters exercised a 30-day option to purchase an additional 282,996 shares to cover over-allotments.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

IMPACT OF NEW ACCOUNTING STANDARDS

Effective January 1, 1997, the Company will adopt SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As a result, for all securitization transactions completed after this date and meeting the specific criteria of SFAS No. 125, the Company will remove the securitized assets and related liabilities from its balance sheet and recognize applicable servicing assets.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation. These reclassifications did not affect the results of operations.



NOTE B - FINANCE RECEIVABLES


   Finance receivables are summarized as follows:
                                                          December 31,
                                                   --------------------------
                                                       1996          1995
                                                   ------------  ------------
   Contractual payments .........................  $160,224,969   $79,422,000
   Unearned finance charges .....................   (41,673,797)  (19,926,632)
                                                   ------------  ------------

   Net principal balance ........................   118,551,172    59,495,368
   Unearned insurance commissions ...............       (13,364)     (189,737)
                                                   ------------  ------------

   Automobile finance receivables ...............   118,537,808    59,305,631
   Allowance for credit losses ..................   (11,349,783)   (5,010,919)
                                                   ------------  ------------

           Finance receivables, net .............  $107,188,025  $ 54,294,712
                                                   ============  ============


Automobile finance receivables are accounted for on a discount basis and generally have terms of 24 to 36 months, with a maximum term of 54 months. Contractual maturities on the finance receivables by year are not readily available as of December 31, 1996, but the Company's experience has shown that such information is not significant in that receivables may be paid in full prior to contractual maturity. Principal collections on finance receivables were $31,595,756 and $21,970,934 for the years ended December 31, 1996 and 1995, respectively. The principal cash collections as a percentage of the average receivable balance, net of unearned finance charges, were 39.8% and 54.7% for the years ended December 31, 1996 and 1995, respectively.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE B - FINANCE RECEIVABLES - CONTINUED

A summary of the activity in the unamortized contract acquisition discounts is as follows for the years ended December 31, 1996, 1995 and 1994.


                                                         December 31,
                                                  --------------------------
                                                  1996    1995       1994
                                                  ----  ---------  ---------

   Balance at beginning of year ................  $  -  $ 228,617  $ 117,274
   Additions from new business .................     -          -    321,283
   Accreted into finance charge income .........     -   (127,797)  (209,940)
   Transferred to allowance for credit losses ..     -   (100,820)         -
                                                  ----  ---------  ---------

   Balance at end of year ......................  $  -  $       -  $ 228,617
                                                  ====  =========  =========


A summary of the activity in allowance for credit losses is as follows for the years ended December 31, 1996, 1995, and 1994.


                                                       December 31,
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  -----------
Balance at beginning of year ...........  $ 5,010,919  $ 2,562,723  $   522,368
Additions from new business ............   12,036,835    7,553,059    3,248,531
Reduction related to finance receivables
  sold .................................   (2,946,826)  (2,196,577)           -
Finance receivables charged off, net of
  recoveries ...........................   (6,751,145)  (3,009,106)  (1,208,176)
Transferred from unamortized contract
  acquisition discounts ................            -      100,820            -
Provision for credit losses ............    4,000,000            -            -
                                          -----------  -----------  -----------

Balance at end of year .................  $11,349,783  $ 5,010,919  $ 2,562,723
                                          ===========  ===========  ===========


The Company utilized Asset Purchase Agreements and Servicing Agreements to sell automobile finance receivables between 1993 and 1996. All sales under the agreements have been without recourse to the Company and are accounted for as sale of receivables.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE B - FINANCE RECEIVABLES - CONTINUED

The Company sold $12.1 million, $10.8 million, $2.6 million, $9.1 million, $15.7 million and $9.7 million of automobile finance receivables under a $40 million Asset Purchase Agreement and Servicing Agreement on December 10, 1993, February 24, 1995, June 7, 1995, June 29, 1995, January 30, 1996, and March 8,
1996, respectively. The purchaser is entitled to earn a fixed rate (9.5%, 11.0%, 9.8%, 9.8%, 8.9% and 9.0%, respectively). In addition, on May 22, 1995 and April 22, 1996, the Company sold $5 million and $9.8 million of receivables under another Asset Purchase Agreement and Servicing Agreement, entitling the purchaser to earn a fixed rate of 10.3% and 9.8%, respectively. Ten percent of the purchase price of each sale is being retained by the purchaser as a reserve for potential losses. Gains of $524,000 were recorded on the sales transactions occurring in 1996. The gains were determined by the difference between the sales proceeds and the cost of the finance receivables and adjusted for the present value of the difference between the estimated future servicing revenues (net of a fixed rate to the purchaser) and normal servicing costs ("excess servicing rights"). The excess servicing rights have been capitalized and are being amortized over the expected repayment life of the sold finance receivables. The unamortized balance of excess servicing rights at December 31, 1996 was $323,276.

Under the terms of all the above agreements, the Company retains the servicing rights for the sold receivables and receives a contractual annualized servicing fee equal to 3% of the net outstanding receivables from the purchaser. The outstanding balance of all receivables sold and serviced by the Company totaled $30,918,651 and $20,765,687 at December 31, 1996 and 1995, respectively.
Contractual servicing income amounted to $956,026, $573,812 and $269,998 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company is eligible to receive additional bonus servicing fees based upon portfolio performance. The bonus servicing fees represent the difference between the yield received by the Company and the sum of the Company's 3% contractual servicing fee, the yield retained by the purchaser and the addition or reduction necessary to maintain the purchaser's reserve at the required level. Bonus servicing fees amounted to approximately $4,008,000, $2,478,000 and $1,053,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE C - PROPERTY AND EQUIPMENT



   Property and equipment consist of the following at:
                                                             December 31,
                                                        ---------------------
                                                           1996       1995
                                                        ----------  ---------
   Furniture and fixtures ............................  $  425,899  $ 267,773
   Equipment .........................................   1,298,432    861,417
   Leasehold improvements ............................     358,441    218,538
                                                        ----------  ---------

                                                         2,082,772  1,347,728

   Less accumulated depreciation and amortization ....     826,995    466,015
                                                        ----------  ---------

   Total .............................................  $1,255,777  $ 881,713
                                                        ==========  =========




NOTE D - SENIOR DEBT AND SUBORDINATED DEBT

Senior debt and subordinated debt consist of the following at:


                                                                                              December 31,
                                                                                        ------------------------
                                                                                           1996         1995
                                                                                        -----------  -----------
Senior Debt:
$85,000,000, Senior Secured Credit Facility (the "Credit Facility"),
    due June 1, 1998, with interest at the reference rate as
    defined in the agreement, plus .25%, which was 8.50% at
    December 31, 1996, and included a placement option of
    250 basis points over the LIBOR rate. ...........................................   $61,153,000  $43,267,000
                                                                                        ===========  ===========

Subordinated Debt :
  $4,000,000, subordinated note, unsecured, due September 30,
    1996, with interest at 13.5% (net of unamortized allocation
    of $62,046 to common stock warrants) ............................................   $         -  $ 3,937,954
  $4,500,000, subordinated note, unsecured, due August 31,
    1998, with interest at 13.0% (net of unamortized allocation
    of $83,413 to common stock warrants) ............................................             -    4,416,587
                                                                                        -----------  -----------

Total ...............................................................................   $         -  $ 8,354,541
                                                                                        ===========  ===========

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE D - SENIOR DEBT AND SUBORDINATED DEBT - CONTINUED

SENIOR DEBT

The Company has established a Credit Facility. This facility is renewable annually and expires June 1, 1998. To fund this facility, the Company has entered into an agreement that permits the Company to borrow up to $85,000,000. The agreement requires the Company to execute a collateral and security agreement to secure payment in full of the principal and interest on all indebtedness owed to the participants.

Borrowings under the Credit Facility are collateralized by all finance receivables not subject to the securitized pool and certain other assets. The agreement requires the maintenance of certain financial covenants which include, among others, ratio of debt to net worth and ratio of reserves to the finance receivable portfolio. The Company was in compliance with all financial covenants at December 31, 1996 and 1995.

SUBORDINATED DEBT

In December 1994, the Company issued a subordinated note in the amount of $4,000,000 to its principal shareholder. Under the terms of the agreement, interest was payable at the end of each quarter at a fixed rate of 13.5%. The note was unsecured and was due on September 30, 1996. The proceeds were used to retire a junior subordinated note. Simultaneously, the Company's principal shareholder issued a $4,000,000 secured note to a financial institution. Under the terms of the agreement, interest was payable at the end of each quarter at a fixed rate of 13.5% and was due on September 30, 1996. The Company issued to the financial institution a detachable warrant to purchase 193,320 shares of non-voting Class B common stock. The warrant was exercisable in whole or in part at a price of $1.13 per share and expires on September 1, 1999, or earlier as defined in the warrant. The warrant contained a put option such that after the payment of the secured note but before the occurrence of other events defined in the warrant, the financial institution may require the Company to purchase the warrant from the financial institution at fair value. The put option was terminated, under the terms of the warrant, upon the issuance of the Company's stock in the IPO. Additionally, the warrant contained a call option such that the Company, after September 30, 1997 but before the expiration date or the occurrence of other events as defined in the warrant, may require the financial institution to sell the warrant to the Company. Upon issuance, the $150,000 fair value of the warrant was recorded as a discount against the Company's subordinated note, which was amortized as interest expense. The warrant was adjusted on a quarterly basis to the estimated repurchase value through an adjustment to retained earnings.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE D - SENIOR DEBT AND SUBORDINATED DEBT - CONTINUED

On September 21, 1995, the Company issued a subordinated note in the amount of $4,500,000 to an investment partnership. Under the terms of the agreement, interest was payable monthly at a fixed rate of 13%. The note was unsecured and was due on August 31, 1998. The note contained a detachable warrant to purchase 193,320 shares of non-voting Class B common stock. The warrant was exercisable in whole or in part at a price of $1.56 per share and the warrant expires on September 1, 2000, or earlier as defined in the warrant. The warrant contained a put option such that after the earlier of August 31, 1998 or the payment of the subordinated debt, but before the occurrence of other events defined in the warrant, the investment partnership may require the Company to purchase the warrant from the investment partnership at fair value. The put option was terminated, under the terms of the warrant, upon the issuance of the Company's stock in the IPO. Additionally, the warrant contained a call option such that the Company, after September 1, 1998 but before the expiration date or the occurrence of other as defined in the warrant, may require the investment partnership to sell the warrant to the Company. Upon issuance, the $92,063 fair value of the warrant was recorded as a discount against the subordinated note, which was amortized as interest expense as an adjustment to yield over the term of the note. The warrant was adjusted on a quarterly basis to the estimated repurchase value through an adjustment to retained earnings.

On July 22, 1996, the Company completed its initial public offering of common stock. The proceeds from the offering were used to retire the subordinated notes. As a result of the early retirement of the subordinated notes, the Company recognized an extraordinary charge against earnings of $149,789 arising from the accelerated recognition of certain fees and the recognition of the remaining unamortized discount on the notes.



NOTE E - NOTES PAYABLE - SECURITIZED POOL

The Company has entered into a securitized facility with a placement agent for the issuance of up to $200 million of securitized notes through a wholly-owned special purpose subsidiary. On June 18, 1996, the Company completed a $45,087,652 million debt financing consisting of 6.84% fixed rate, unregistered, automobile securitized notes issued by the Company's wholly-owned special purpose subsidiary. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders. Interest expense, including the amortization of debt issuance costs, was $1,702,380 for 1996.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE E - NOTES PAYABLE - SECURITIZED POOL - CONTINUED

The Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pool of finance receivables ("restricted cash"). The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indenture and are invested in certain instruments as permitted by the trust agreement. To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indenture requires the Company to maintain specified delinquency and credit loss ratios. The Company was in compliance with these covenants at December 31, 1996.



NOTE F- INCOME TAXES

The Company terminated its status as an S Corporation effective January 1, 1996 and is subject to federal and state income taxes at the approximate tax rates. As of the date of the termination, the Company has recognized, under the provisions of SFAS No. 109, a deferred tax asset of $267,000 representing the cumulative temporary differences between the financial reporting and tax basis of its assets and liabilities.

The components of the income tax provisions for the year ended December 31, 1996 was as follows:


Current:
 Federal ........................  $ 3,263,000
 State ..........................      673,000
                                   -----------

 Total current ..................    3,936,000

Deferred:
 Federal ........................   (1,666,000)
 State ..........................     (308,000)
                                   -----------

 Total deferred .................   (1,974,000)
                                   -----------

    Total income tax provision ..  $ 1,962,000
                                   ===========

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE F - INCOME TAXES - CONTINUED

The provision for income taxes for the years ended 1994 and 1995 reflect the Company's state tax expense as an S Corporation. There is no federal tax expense for 1994 and 1995 when the Company filed as an S Corporation for federal tax purposes.

Deferred tax assets and liabilities consist of the following at December 31, 1996:


Deferred tax assets:
 Income accreted for tax not book ..  $4,837,000
 Provision for credit losses .......   1,540,000
                                      ----------

 Total deferred tax assets .........   6,377,000

Deferred tax liabilities:
 Charge-offs for tax not book ......   4,004,000
 Excess servicing rights ...........     124,000
 Other, net ........................       8,000
                                      ----------

 Total deferred tax liabilities ....   4,136,000
                                      ----------

    Net deferred tax assets ........  $2,241,000
                                      ==========


There was no valuation allowance for deferred taxes as of December 31, 1996 due to the Company's ability to recover previously paid taxes through carrybacks and future taxable income.

The income taxes provided differed from the federal statutory income tax rate (34%) for the year ended December 31, 1996 as follows:


      Statutory federal income tax ....................  $1,675,600   34.0%
      State income taxes, net of federal tax benefit ..     256,400    5.2
      Non-deductible expenses .........................      30,000     .6
                                                         ----------  -----

           Total ......................................  $1,962,000   39.8%
                                                         ==========  =====


In connection with certain subordinated debt financing arrangements, the Company granted lenders warrants to acquire stock of the Company at certain prices. These warrants were exercised by the lenders in 1996. The exercise of these warrants results in a current tax benefit for the Company, equivalent to the applicable tax rate multiplied by the difference between the market price at the date of exercise and the warrant price. The current tax benefit was not recognized as a reduction of income tax expense, but was credited directly to additional paid-in capital. Tax benefits of $750,000 associated with the exercise of the warrants were credited to additional paid-in capital in 1996.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE F - INCOME TAXES - CONTINUED

In connection with the termination of its S Corporation status, the Company distributed $2,069,812 to the S Corporation shareholders ("S Shareholders"). The distribution represents the
S Corporation earnings that have been included in the taxable income of the S Shareholders. The Company and the S Shareholders have entered into an indemnification agreement, relating to federal and certain state and local income tax liabilities of the Company and the S Shareholders, for the tax years during which the Company had elected to be treated as an S Corporation. This agreement generally provides that the Company will indemnify the S Shareholders, and the S Shareholders will indemnify the Company, against any increase in the indemnified party's income tax benefits or liabilities (including interest and penalties and all expenses, attorneys' fees and accountants' fees incurred in connection therewith) as a result of any adjustment associated with a return filed with respect to a period during which the Company was an S Corporation. Payments under the agreement in favor of the S Shareholders must be approved by a majority of the Company's independent Directors as being consistent with the terms of the agreement.



NOTE G - COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

The Company leases various office facilities under operating leases with initial terms ranging from three to five years. These leases generally require the Company to reimburse the landlord for certain common area expenses, such as real estate taxes and maintenance; such expenses are included in rent expense. Total minimum rentals under non-cancelable operating leases as of December 31, 1996 are as follows:


Years ending December 31,
1997 ....................  $645,388
1998 ....................   513,864
1999 ....................   302,180
2000 ....................   126,095
2001 ....................    86,074
Thereafter ..............    64,800


In the normal course of business, it is expected that office leases will expire and be renewed or replaced with leases for other locations. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $530,088, $355,420 and
$212,310, respectively.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

DATA PROCESSING AGREEMENT

The Company entered into a five year contract for data processing services in December 1994. The contract, which expires December 1999, is payable monthly. The fees are based upon servicing volume.

EMPLOYMENT AGREEMENTS


The Company has entered into employment contracts with six of its officers. Two of the agreements expire on August 31, 1997, and three of the agreements expire December 31, 1999. The agreements are automatically renewable for successive one year periods and are subject to termination by the Company or the officers.

The agreements provide for minimum annual salaries and annual incentive compensation awards. The agreements allow the Company to apply for, and take out, in its own name and as beneficiary, and at its own expense, life, health, accident or other insurance or annuity contracts on the officers. In the event of illness or incapacity of an officer, they are entitled to continue to receive their regular compensation for a period of 180 days. The Company has obtained long-term disability insurance which compensates them for the period of such illness or incapacity in excess of 180 days.

GUARANTEED LOANS TO STOCKHOLDERS

The Company guaranteed loans made by a financial institution to certain stockholders, the proceeds of which were used to exercise stock options. Upon completion of the Company's initial public offering on July 22, 1996, the Company was released from the guarantee and accordingly the loans are not reflected on the Company's balance sheet at December 31, 1996. The guaranteed loans are included in Other Liabilities and are treated as a reduction of Stockholders' Equity on the balance sheet at December 31, 1995.



NOTE H - STOCK OPTION PLANS


The Company has established an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. As amended, these plans reserve 2,062,080 shares of common stock for issuance to key employees. Options may be granted at a price no less than the fair market value of such shares on the date on which such options are granted, and expire ten years from the date of grant. The options generally vest over a three year period.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE H - STOCK OPTION PLANS - CONTINUED

The Company has also established a Non-Qualified Director Stock Option Plan (the "Director Plan") which grants options to purchase shares of common stock to non-employee directors of the Company. The Director Plan allows for the grant of options to acquire up to 100,000 shares of common stock. Under this plan, 6,000 options are granted upon the date of their first election to the Board of Directors and 2,000 options are granted annually thereafter, upon each re-election, at a price per share equal to the fair market value of such stock. Generally, the options expire ten years from the date granted; however, under certain circumstances, the options may expire earlier. The options vest ratably over a three year period.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards issued after January 1, 1995, under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and net income per share would be reduced to the amounts indicated below:


                                                         1996        1995
                                                      ----------  ----------
   Net income (in thousands)
    As reported ....................................  $3,083,559  $2,373,752
    Fair value method under SFAS No. 123 ...........   3,047,147   2,366,778

   Net income per common and common equivalent share
    As reported ....................................  $      .63  $      .42
    Fair value method under SFAS No. 123 ...........         .62         .42


The fair value amounts may not be representative of future disclosures because they do not take into effect fair value compensation expense related to grants made before 1995. The fair value of options granted in 1996 and 1995 was estimated at the date of grant using an option-pricing model at $3.85 and $.75 per option, respectively, with the following weighted-average assumptions:


                             1996     1995
                            -------  -------
Dividend rate ............    -  %     -  %
Expected volatility ......  100.0%   100.0%
Risk-free interest rate ..    6.3%     6.4%
Expected life ............  2 years  2 years

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE H - STOCK OPTION PLANS - CONTINUED

The following table summarizes the Company's stock option plans for the three years ended December 31, 1996.

                                                                                       Weighted
                                                                          Shares       Average
                                                                          Under      Option Price
                                                                         Options      Per Share
                                                                        ---------    ------------
Options outstanding at January 1, 1994 ...............................    938,246       $ .47

Option changes - 1994
 Granted .............................................................    527,120        1.13
 Exercised ...........................................................  (547,740)         .47
                                                                        ---------

Options outstanding at December 31, 1994 (none exercisable) ..........    917,626         .85

Option changes - 1995
 Granted .............................................................     83,771        1.36
 Exercised ...........................................................  (384,062)         .47
 Canceled ............................................................    (6,444)         .47
                                                                        ---------

Options outstanding at December 31, 1995 (203,630 options
exercisable at $1.13 weighted average option price per share) ........    610,891        1.16

Option changes - 1996
 Granted .............................................................     33,000        7.00
 Exercised ...........................................................  (136,609)        1.16
 Canceled ............................................................   (19,332)        1.21
                                                                        ---------

Options outstanding at December 31, 1996 (252,611 options
exercisable at $1.14 weighted average exercise price per share) ......    487,950       $1.56
                                                                        =========

Information about stock options outstanding at December 31, 1996 is summarized as follows:


                                         Range of Exercise Prices
                                         ------------------------
                                         $1.13 - $1.36     $7.00       Total
                                         -------------     -----       -----
Options outstanding
  Number outstanding ....................  454,950        33,000      487,950
                                                                      =======
  Weighted average remaining
     contractual life (years) ...........     8.10          9.59
  Weighted average exercise price .......    $1.16         $7.00

Options exercisable
  Exercisable ...........................  252,611           -        252,611
  Weighted average exercise price .......    $1.14         $ -
                                                                      =======

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering substantially all employees who have worked over 90 calendar days during which they were credited with 250 hours of service. Employees may elect to make a salary reduction contribution in any percentage permitted by the plan administrator up to a maximum of 15% of their compensation or up to the maximum amount permitted by tax law per calendar year. The Company makes matching contributions in an amount equal to 50% of employee pretax contributions but subject to a maximum of 6% of eligible compensation contributed to the plan.

Participants are 100% vested in employee contributions. Participants are partially vested in their employer contributions until their sixth year of employment when they become 100% vested. Total contributions to the plan for the years ended December 31, 1996 and 1995 were $164,917 and $47,062, respectively.

The Company has also established an Employee Stock Purchase Plan (the "Stock Purchase Plan") which gives eligible employees the opportunity to purchase common stock at 85% of the fair market value at the beginning of the option period. (The option period began July 22, 1996 and ends on December 31, 1997 and each calendar year thereafter.) This plan is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 100,000 shares of common stock are reserved for sale under the Stock Purchase Plan. Eligible employees may elect to contribute on an after-tax payroll deduction basis up to 10% of their base salary. These contributions are used to purchase the common stock at the end of the option period. Eligible employees may purchase a maximum of 500 shares for each calendar year in which the option to purchase such shares is outstanding.



NOTE J - LITIGATION

The Company is involved from time to time in ordinary routine litigation incidental to its business. The litigation is generally based upon claims that certain of the Company's business practices such as acquiring installment contracts at a discount, force placing insurance and offering other insurance products violate laws, including the Alabama Consumer Credit Act, the Alabama Deceptive Practices Act and the Federal Truth in Lending Act. Management believes that the ultimate outcome of all pending litigation will not have a material adverse effect on the Company's financial condition or results of operations. The Company intends to vigorously defend any such actions.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE K - SUBSEQUENT EVENTS

On March 7, 1997, the Company completed a $44,104,106 debt financing transaction consisting of 6.45% fixed rate, unregistered, automobile securitized notes. The notes were issued by First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., formed in February, 1997. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of financed receivables. Financial Security Assurances Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.



NOTE L - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited operating results for each of the twelve quarters ended December 31, 1996. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial information for such periods.


                             First       Second       Third      Fourth
                            Quarter      Quarter     Quarter     Quarter      Total
                         ------------  ----------  ----------  ----------  -----------
YEAR ENDED DECEMBER 31,
  1996
 Net interest income ..    $1,898,373  $2,227,110  $3,213,258  $4,044,936  $11,383,677
 Other income .........     2,543,586   2,632,297   2,856,024   2,303,235   10,335,142
 Net income ...........       929,322     882,599   1,002,710     268,928    3,083,559

YEAR ENDED DECEMBER 31,
 1995
 Net interest income ..     1,290,419   1,125,495   1,422,941   1,766,731    5,605,586
 Other income .........       849,639   1,391,371   1,565,573   1,193,670    5,000,253
 Net income ...........       489,918     614,007     774,375     495,452    2,373,752

YEAR ENDED DECEMBER 31,
 1994
 Net interest income ..       515,497     804,393   1,097,113   1,212,224    3,629,227
 Other income .........       761,079     625,869     507,440     235,155    2,129,543
 Net income (loss) ....       346,683     301,751     278,332    (265,742)     661,024

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE M - PRO FORMA DATA (UNAUDITED)

The pro forma net income per share computations reflect the issuance of 1,886,640 shares of common stock on July 22, 1996 in connection with the Company's IPO (1,500,000 shares issued at a price of $7 per share and 386,640 shares issued for $520,000 in connection with the warrant exercised). The pro forma computations also reflect the issuance of 282,996 shares of common stock on August 20, 1996, at a price of $7 per share in connection with the exercise of the over-allotment option by the underwriters.


                                                    Weighted              Pro Forma
                                                    Average               Net Income
                                                    Shares    Net Income  Per Share
                                                   ---------  ----------  ----------
YEAR ENDED DECEMBER 31, 1996
 Before pro forma effect of the offering ........  3,513,705  $3,083,559

    Adjustments for reduction in interest expense
      and effect of shares required to repay
      offering costs and debt of $11,527,000 ....  2,169,636     494,000
                                                   ---------  ----------

 Pro forma ......................................  5,683,341  $3,577,559  $     0.63
                                                   =========  ==========  ==========

YEAR ENDED DECEMBER 31, 1995
 Income before income taxes .....................             $2,433,752
 Pro forma provision for income taxes at 39% ....                948,000
                                                              ----------

 Before pro forma effect of the offering ........  3,238,073   1,485,752

    Adjustments for reduction in interest expense
      and shares required to repay offering costs
      and debt of $11,527,000 ...................  2,169,636     799,000
                                                   ---------  ----------

 Pro forma ......................................  5,407,709  $2,284,752  $      0.42
                                                   =========  ==========  ==========

ITEM 9 - CHANGES IN ACCOUNTANTS

         Not applicable.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is incorporated herein by reference to the information under the captions entitled "Board of Directors--Members and Nominees for Election" on pages 5, 6 and 7 and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders (SEC File No. 0-21075).

         Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers."


ITEM 11 - EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Executive Compensation," on pages 8, 9, and 10, "Board of Directors--Compensation of Directors" on page 7 and "Stock Price Performance Graph" on page 11 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders (SEC File No. 0-21075).


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Principal Shareholders" on pages 3 and 4 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders. (SEC File No. 0-21075).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" on pages 12 and 13 of the Company's proxy statement for the 1997 Annual Meeting of the Shareholders (SEC File No. 0-21075).



                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)   The response to this section of Item 14 is submitted as a
                 separate section of this report.

(a)(3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-3, are submitted as a separate section of this report.

(b) No current reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)      See Item 14(a)(3) above.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997                             FIRST ENTERPRISE FINANCIAL
GROUP, INC.

                                        By: /s/ Michael P. Harrington Michael
                                            -----------------------------------
                                                  P. Harrington Chairman of the
                                                  Board and President
                                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                          TITLE                                       DATE
---------                          -----                                       ----
Michael P. Harrington*             Chairman of the                              March 28, 1997
                                   Board of Directors
                                   and President (Principal
                                   Executive Officer)

Louis J. Glunz*                    Director                                     March 28, 1997

M. William Isbell*                 Director                                     March 28, 1997

Thomas G. Parker*                  Director and President                       March 28, 1997
                                   First Enterprise Acceptance
                                   Company

Joseph H. Stegmayer*               Director                                     March 28, 1997

Paul A. Stinneford*                Director, Vice President                     March 28, 1997
                                   and Secretary

Kenneth L. Stucky*                 Director and Vice                            March 28, 1997
                                   President First Enterprise
                                   Acceptance Company

Jan W. Erfert*                     Vice President (Principal                    March 28, 1997
                                   Financial Officer)

Robert J. Harker*                  Vice President (Principal                    March 28, 1997
                                   Accounting Officer)

*By: /s/ Michael P. Harrington     Individually and as                          March 28, 1997
    --------------------------     Attorney-in-Fact
         Michael P. Harrington


                                 EXHIBIT INDEX

Exhibit
Number                                             Document Description
--------                                           --------------------
3.1              Articles of Incorporation of First Enterprise Financial Group, Inc. [Incorporated by reference to Exhibit 3.1 to
                 Quarterly Report on Form 10-Q for quarter ended September 30, 1996 File No. 0-21075]

3.2              Bylaws of First Enterprise Financial Group, Inc. [Incorporated by reference to Exhibit 3.2 to Quarterly Report on
                 Form 10-Q for quarter ended September 30, 1996 File No. 0-21075]

4                Specimen Common Stock Certificate of First Enterprise Financial Group, Inc. [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-80217]

10.1             Form of Director Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to Registration Statement No.
                 33-80217]

10.2             1992 Stock Option Plan, as Amended and Restated [Incorporated by reference to Exhibit 10.2 to Registration
                 Statement No. 33-80217]

10.3             1995 Nonqualified Director Stock Option Plan [Incorporated by reference to Exhibit 10.3 to Registration Statement
                 No. 33-80217]

10.4             1995 Employee Stock Purchase Plan [Incorporated by reference to Exhibit 10.4 to Registration Statement No.
                 33-80217]

10.5.1           Employment Agreement by and between First Enterprise Financial Group, Inc. and Michael P. Harrington [Incorporated
                 by reference to Exhibit 10.5.1 to Registration Statement No. 33-80217]

10.5.2           Amendment No. 1 to Employment Agreement by and between First Enterprise Financial Group, Inc. and Michael P.
                 Harrington [Incorporated by reference to Exhibit 10.5.2 to Registration Statement No. 33-80217]

10.5.3           Employment Agreement by and between First Enterprise Financial Group, Inc. and Thomas G. Parker [Incorporated by
                 reference to Exhibit 10.5.3 to Registration Statement No. 33-80217]

10.5.4           Amendment No. 1 to Employment Agreement by and between First Enterprise Financial Group, Inc. and Thomas G. Parker
                 [Incorporated by reference to Exhibit 10.5.4 to Registration Statement No. 33-80217]

Exhibit
Number                                             Document Description
--------                                           --------------------
10.5.5          Employment Agreement by and between First Enterprise Financial Group, Inc. and Kenneth L. Stucky [Incorporated by
                reference to Exhibit 10.5.5 to Registration Statement No. 33-80217]

10.5.6          Amendment No. 1 to Employment Agreement by and between First Enterprise Financial Group, Inc. and Kenneth L.
                Stucky [Incorporated by reference to Exhibit 10.5.6 to Registration Statement No. 33-80217]

10.5.7          Employment Agreement by and between First Enterprise Financial Group, Inc. and Paul A. Stinneford [Incorporated by
                reference to Exhibit 10.5.7 to Registration Statement No. 33-80217]

10.5.8          Employment Agreement by and between First Enterprise Financial Group, Inc. and Robert J. Harker [Incorporated by
                reference to Exhibit 10.5.8 to Registration Statement No. 33-80217]

10.5.9          Employment Agreement by and between First Enterprise Financial Group, Inc. and Jan W. Erfert [Incorporated by
                reference to Exhibit 10.5.9 to Registration Statement No. 33-80217]

10.6.1          Fourth Amended and Restated Revolving Credit Agreement

10.6.2          First Amendment to the Fourth Amended and Restated Revolving Credit Agreement

10.7            Amended and Restated Asset Purchase Agreement by and between General Electric Capital Corporation and First
                Enterprise Financial Group, Inc. [Incorporated by reference to Exhibit 10.8 to Registration Statement No. 33-80217]

10.7.1          Amendment #1 to Amended and Restated Asset Purchase Agreement by and between General Electric Capital Corporation and First Enterprise Financial Group, Inc. [Incorporated by reference to Exhibit 10.8.1 to Registration Statement
                No. 33-80217]

10.8            Amended and Restated Servicing Agreement by and between General Electric Capital Corporation and First Enterprise
                Financial Group, Inc. [Incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-80217]

Exhibit
Number                                             Document Description
--------                                           --------------------
10.8.1           Amendment #1 to Servicing Agreement by and between General Electric Capital Corporation and First Enterprise
                 Financial Group, Inc. [Incorporated by reference to Exhibit 10.9.1 to Registration Statement No. 33-80217]

10.9             Asset Purchase Agreement by and between Liberty Bank and First Enterprise Financial Group, Inc. [Incorporated by
                 reference to Exhibit 10.10 to Registration Statement No. 33-80217]

10.10            Servicing Agreement by and between Liberty Bank and First Enterprise Financial Group, Inc. [Incorporated by
                 reference to Exhibit 10.11 to Registration Statement No. 33-80217]

10.11            Information Processing Agreement by and between Florida Informanagement Services, Inc. and First Enterprise
                 Financial Group, Inc. [Incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-80217]

10.12            Asset Purchase Agreement by and between Liberty Bank and First Enterprise Financial Group, Inc. [Incorporated by
                 reference to Exhibit 10.15 to Registration Statement No. 33-80217]

10.13            Servicing Agreement by and between Liberty Bank and First Enterprise Financial Group, Inc. [Incorporated by
                 reference to Exhibit 10.16 to Registration Statement No. 33-80217]

10.14            Sale and Servicing Agreement by and between First Enterprise Financial Group, Inc., First Enterprise Securitization
                 Corp. and LaSalle National Bank [Incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-80217]

10.15            Form of Tax Indemnification Agreement [Incorporated by reference to Exhibit 10.18 to Registration Statement No.
                 33-80217]

11               Statement Regarding Computation of Per Share Earnings

21               Subsidiaries of First Enterprise Financial Group, Inc.

23               Consent of Grant Thornton LLP

24               Power of Attorney

27               Financial Data Schedule