Form 10-Q
period 1997-03-31
FIRST ENTERPRISE FINANCIAL GROUP INC
filed 1997-05-15
CIK 1004968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange --Act of 1934 for the quarterly period ended March 31, 1997.

                                       or

  Transition Report Pursuant to Section 13 or 15 (d) of the Securities --Exchange Act of 1934 for the transition period from _______ to _______

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


______________________________________________________________________________
     Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No  _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, 5,429,009 shares outstanding as of April 30, 1997.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                      PAGE
                                                                     NUMBER
                                                                     ------
                         PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

         Balance Sheets...............................................  3

         Statements of Income.........................................  4

         Statements of Cash Flows.....................................  5

         Notes to Financial Statements................................  6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................  10


                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS............................................  18

Item 2.  CHANGES IN SECURITIES........................................  18

Item 3.  DEFAULTS UPON SENIOR SECURITIES..............................  18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.............................................  18

Item 5.  OTHER INFORMATION............................................  18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  18

         SIGNATURES...................................................  19

         INDEX OF EXHIBITS............................................  20

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                    FIRST ENTERPRISE FINANCIAL GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,             December 31,
                                                                                    1997                  1996
                                                                               --------------        --------------
                    ASSETS
Cash........................................................................    $  2,596,898          $  1,323,149
Restricted cash.............................................................       4,275,440             4,586,780

Automobile finance receivables..............................................      97,898,996           118,537,808
Allowance for credit losses.................................................     (10,368,935)          (11,349,783)
                                                                               --------------        --------------
  Finance receivables, net..................................................      87,530,061           107,188,025

Property and equipment - at cost............................................       1,391,621             1,255,777
Repossessed assets..........................................................         999,006               929,560
Deferred tax asset..........................................................       2,330,000             2,260,000
Retained interest...........................................................       4,826,346
Other assets................................................................       4,333,758             2,212,660
                                                                               --------------        --------------

    TOTAL ASSETS............................................................    $108,283,130          $119,755,951
                                                                               ==============        ==============


            LIABILITIES AND
          STOCKHOLDERS' EQUITY

Senior debt.................................................................    $ 49,179,000          $ 61,153,000
Notes payable - securitized pool............................................      31,996,161            36,732,987
Servicing liability.........................................................       2,393,939               --
Accounts payable - dealers..................................................       2,380,399             2,704,455
Other accounts payable and accrued expenses.................................       3,213,889             2,524,003
Other liabilities...........................................................         692,540               325,208
                                                                               --------------        --------------

    Total liabilities.......................................................      89,855,928           103,439,653


Stockholders' equity:
  Common stock, $.01 par value; 20,000,000
    shares authorized; 5,425,143 and 5,285,955 shares issued
    and outstanding at March 31, 1997 and December 31, 1996, respectively             54,251                52,860
  Additional paid-in capital................................................      13,428,572            13,271,986
  Unrealized gain - retained interest.......................................         365,000               --
  Retained earnings ........................................................       4,579,379             2,991,452
                                                                               --------------        --------------

    Total stockholders' equity..............................................      18,427,202            16,316,298
                                                                               --------------        --------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY....................................................    $108,283,130          $119,755,951
                                                                               ==============        ==============


      The accompanying notes are an integral part of these statements.

                    FIRST ENTERPRISE FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME



                                                                       Three months ended March 31,
                                                                   -----------------------------------
                                                                        1997                  1996
                                                                   ------------           ------------
Finance charges and interest..................................      $5,937,209             $3,255,953
Interest expense..............................................       2,019,106              1,357,580
                                                                   ------------           ------------
    Net interest income.......................................       3,918,103              1,898,373
Provision for credit losses...................................       1,880,341                400,000
                                                                   ------------           ------------
    Net interest income after provision for credit losses.....       2,037,762              1,498,373

Other income:
  Servicing income............................................         965,641              1,125,729
  Insurance commissions.......................................         462,351                650,907
  Fees and other income.......................................         461,003                357,950
  Gain on sale of finance receivables.........................       3,025,000                409,000
                                                                   ------------           ------------
    Total other income........................................       4,913,995              2,543,586
                                                                   ------------           ------------

    Income before operating expenses..........................       6,951,757              4,041,959

Operating expenses:
  Salaries and employee benefits..............................       2,639,987              1,965,040
  Rent expense................................................         188,241                113,173
  Depreciation and amortization...............................         116,334                 83,580
  Professional services.......................................         211,301                 74,918
  Other expesnes..............................................       1,214,967                715,926
                                                                   ------------           ------------
    Total operating expenses..................................       4,370,830              2,952,637
                                                                   ------------           ------------

    Income before income taxes................................       2,580,927              1,089,322

Income taxes..................................................         993,000                427,000
Deferred income tax effect of S corporation termination.......              --               (267,000)
                                                                   ------------           ------------

    Net income................................................      $1,587,927             $  929,322
                                                                   ============           ============

Net income per share..........................................      $     0.28                     --
                                                                   ============           ============
Pro forma net income per share................................              --             $     0.20
                                                                   ============           ============

Weighted average number of common and common
  equivalent shares outstanding...............................       5,630,242                     --
                                                                   ============           ============
Pro forma weighted average number of common
  and common equivalent shares outstanding....................              --              5,674,675
                                                                   ============           ============

    The accompanying notes are an integral part of these statements.

                    FIRST ENTERPRISE FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three months ended March 31,
                                                                      -----------------------------
                                                                           1997            1996
                                                                      -------------   -------------
Cash flows from operating activities:
  Net income..................................................         $ 1,587,927     $   929,322
  Adjustments to reconcile net income
     to net cash provided by operating activities
    Depreciation and amortization.............................             116,334         134,099
    Provision for credit losses...............................           1,880,341         400,000
    Deferred income taxes.....................................             (70,000)       (192,000)
    Deferred income tax effect of S corporation termination...                 --         (267,000)
     Changes in assets and liabilities:
    Restricted cash...........................................             311,340             --
    Repossessed assets........................................             (69,446)       (159,753)
    Retained interest.........................................          (4,461,346)            --
    Other assets..............................................          (2,121,098)     (1,237,591)
    Servicing liability.......................................           2,393,939             --
    Accounts payable - dealers................................            (324,056)        945,048
    Other accounts payable and accrued expenses...............             689,886         138,832
    Other liabilities.........................................             367,332         190,025
                                                                      -------------   -------------
      Total adjustments.......................................          (1,286,774)        (48,340)
                                                                      -------------   -------------
      Net cash provided by operating activities...............             301,153         880,982
Cash flows from investing activities:
  Automobile installment contracts purchased..................         (35,498,462)    (32,433,070)
  Proceeds from sale of automobile installment contracts......          43,573,394      22,856,863
  Principal collections on automobile installment contracts...           9,702,691       8,467,032
  Capital expenditures........................................            (252,178)       (185,693)
                                                                      -------------   -------------
      Net cash provided by (used in) investing activities.....          17,525,445      (1,294,868)
Cash flows from financing activities:
  Borrowings under senior debt................................         $32,120,000     $22,660,000
  Payments on senior debt.....................................         (44,094,000)    (22,893,000)
  Payments on securitized notes...............................          (4,736,826)            --
  Proceeds from issuance of common stock......................             157,977         110,883
                                                                      -------------   -------------
      Net cash used in financing activities...................         (16,552,849)       (122,117)
                                                                      -------------   -------------
      INCREASE (DECREASE) IN CASH.............................           1,273,749        (536,003)
Cash at beginning of period...................................           1,323,149       1,703,320
                                                                      -------------   -------------
Cash at end of period.........................................         $ 2,596,898     $ 1,167,317
                                                                      =============   =============

Supplemental disclosures of  cash flow information:
  Cash paid during the period for:
    Interest..................................................         $ 2,019,675     $ 1,330,000
    Income taxes..............................................             650,000         153,000

Supplemental shedule of non-cash financing activities:
  Gain on sale of automobile installment contracts............         $ 3,025,000     $   409,000


    The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

     First Enterprise Financial Group, Inc., which operates under the name First Enterprise Acceptance Company, including its wholly-owned special purpose subsidiaries, First Enterprise Securitization Corp. and First Enterprise Securitization Co. II, (collectively, the "Company"), is a specialty finance company engaged primarily in purchasing and servicing installment sales contracts originated by automobile dealers for financing the sale of used automobiles, vans and light trucks.

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report.

IMPACT OF NEW ACCOUNTING STANDARDS

     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As a result, for the securitization transaction completed on March 7, 1997, which met the specific criteria of SFAS No. 125, the Company treated the securitization as a sale and has removed the securitized finance receivables and related liability from its balance sheet and recognize the applicable retained interest asset, servicing liability, and a gain on the sale of the finance receivables.

     The Financial Accounting Standards Board, ("FASB"), has issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

NET INCOME PER SHARE

Net income per share amounts for 1997 are calculated based on net income divided by the weighted average number of shares of common stock outstanding during the period after consideration of the dilutive effect of common stock equivalents. Pro forma net income per share for 1996 periods reflect the issuance of the Company's common stock in it's Initial Public Offering and are calculated based on pro forma net income divided by the pro forma weighted average shares outstanding after consideration of the dilutive effect of common stock equivalents.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - FINANCE RECEIVABLES

     Finance receivables are summarized as follows:


                                             MARCH 31,         DECEMBER 31,
                                               1997               1996
                                          -------------      -------------
Contractual payments due...............    $128,142,511       $160,224,969
Unearned finance charges...............     (30,265,747)       (41,673,797)
                                          -------------      -------------
Net principal balance..................      97,876,764        118,551,172
Unearned insurance commission..........          22,232            (13,364)
                                          -------------      -------------
Automobile finance receivables.........      97,898,996        118,537,808
Allowance for credit losses............     (10,368,935)       (11,349,783)
                                          -------------      -------------

Finance Receivables, net...............    $ 87,530,061       $107,188,025
                                          =============      =============


     Automobile finance receivables are accounted for on a discount basis and generally have terms of 24 to 42 months, with a maximum term 54 months.

     A summary of the activity in allowance for credit losses is as follows for three months ended March 31, 1997 and 1996:





                                                        MARCH 31,     MARCH 31,
                                                          1997          1996
                                                       -----------   ----------

Balance at beginning of year.......................... $11,349,783   $5,010,919
Additions from new business...........................   3,697,687    3,318,944
Related to finance receivables sold or securitized....  (4,505,258)  (2,137,420)
Finance receivables charged off,  net of recoveries...  (2,053,618)  (1,153,703)
Provision for credit losses...........................   1,880,341      400,000
                                                       -----------   ----------

Balance at end of period.............................. $10,368,935   $5,438,740
                                                       ===========   ==========

FINANCE RECEIVABLE SALE TRANSACTIONS

     The Company utilized Asset Purchase Agreements and Servicing Agreements to sell automobile finance receivables totaling $74.8 million between 1993 and 1996. All sales under these agreements have been without recourse to the
Company and have been accounted for as sales of receivables.   Under the terms
of the agreements, the Company retains rights for the sold receivables and receives a contractual annualized servicing fee equal to 3% of the net outstanding receivables from the purchaser. The outstanding balance of all receivables sold under these agreements and serviced by the Company totaled $25,151,833 and $30,918,651 at March 31, 1997, and December 31, 1996,
respectively. The Company is eligible to receive additional bonus servicing fees under these agreements based upon portfolio performance. The bonus servicing fees represent the difference between the yield received by the Company and the sum of the Company's 3% contractual servicing fee, the yield retained by the purchaser and the addition or reduction necessary to maintain the purchaser's reserve at the required level.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - FINANCE RECEIVABLES - CONTINUED

     Gains of $409,000 were recorded on sales of $25.4 million of finance receivables for the three months ended March 31, 1996. The gains were determined by the difference between the sales proceeds and the cost of the finance receivables and adjusted for the present value of the difference between the estimated future servicing revenues (net of a fixed rate to the purchaser) and normal servicing costs ("excess servicing rights"). The excess servicing rights have been capitalized and are being amortized over the expected repayment life of the sold finance receivables. The unamortized balance of excess servicing rights at March 31, 1997 was $266,203.

NOTE C - SENIOR DEBT

     Senior debt consists of the following at:


                                                                            MARCH 31,   DECEMBER 31,
                                                                              1997         1996
                                                                           -----------  -----------
Senior Debt:
        $85,000,000, senior secured Credit Facility, due June 1, 1998, with interest at the reference rate as defined in the agreement, plus .25%, which was 8.75% at March 31,1997, and included
        a placement option of 250 basis points over the LIBOR rate........ $49,179,000  $61,153,000
                                                                           ===========  ===========


     Borrowings under the Credit Facility are collateralized by all finance receivables not subject to the securitized pool and certain other assets. The agreement requires the maintenance of certain financial covenants which include, among others, ratio of debt to net worth and ratio of reserves to the finance receivable portfolio. The Company was in compliance with all financial covenants at March 31, 1997.


NOTE D - SECURITIZATION OF FINANCE RECEIVABLE ACTIVITIES

     The Company has entered into a securitized facility with a placement agent for the issuance of up to $200 million of securitized notes through wholly-owned subsidiaries.

     On June 18, 1996, the Company completed a $45.1 million debt financing consisting of 6.84% fixed rate automobile securitized notes. The notes were issued by First Enterprise Securitization Corporation, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., and have an outstanding balance of $31,996,161 at March 31, 1997. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

     On March 7, 1997, the Company completed the sale of finance receivables to First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., and the issuance of $44.1 million of 6.45% fixed rate notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. FSA issued a financial guarantee insurance policy for the benefit of the noteholders. The transaction was accounted for as a sale in accordance with the criteria of SFAS No. 125 "Accounting for Transfers and Servicing of

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - SECURITIZATION OF FINANCE RECEIVABLE ACTIVITIES - CONTINUED

Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed the securitized finance receivables and related liability from
its balance sheet and   recognized the applicable retained asset and servicing
liability. The Company recognized a gain on the sale of the finance receivables in the amount of $3,025,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

     For the above securitization transactions, the Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pool of finance receivables ("restricted cash").
The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indenture and are invested in certain instruments as permitted by the trust agreement. To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indenture requires the Company to maintain specified delinquency and credit loss ratios. The Company was in compliance with these covenants at March 31, 1997.

NOTE E - STOCK OPTION PLANS

     The following table summarized the Company's stock option plans for the three months ended March 31, 1997.




                                                             OPTION PRICE
                                                 SHARES        PER SHARE
                                             -------------  ---------------
Option outstanding at December 31, 1996....      487,950    $1.13  -  $7.00
Option changes
Granted....................................           --
Exercised.............. ...................     (139,188)    1.13  -  1.36
                                                ---------

Options outstanding at March 31, 1997......      348,762    $1.13 -  $7.00
                                                 =======


     The Company continues to apply the provisions of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees", in the computation of employee compensation expense. The Company has provided pro forma net income and income per share disclosures in its annual audited financial statements contained in its 1996 Annual Report as if the fair value based accounting method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," had been used to account for stock-based employee compensation expense.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition of the Company at March 31, 1997 as compared with December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

RECENT DEVELOPMENTS

     On March 7, 1997, the Company completed the sale of finance receivables to First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc. and the issuance of $44.1 million of 6.45% fixed rate notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. FSA issued a financial guarantee insurance policy for the benefit of the noteholders. The transaction was accounted for as a sale in accordance with the criteria of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed the securitized finance receivables and related liabilities from its balance sheet and recognized the applicable retained interest asset and servicing liability. The Company recorded a gain on the sale of finance receivables in the amount of $3,025,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

GENERAL

     The Company is a specialty finance company engaged primarily in purchasing and servicing installment contracts originated by dealers in the sale of automobiles. The Company derives most of its revenue from (i) finance charges earned on the installment contracts, (ii) the recognition of gains resulting from the sale of installment contracts, (iii) contractual servicing fees and bonus servicing fees resulting from the sales of certain receivables and (iv) fees and commissions derived from the sale of ancillary products. The following table summarizes the Company's sources of revenues,

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                           1997      1996
                                                          ------    ------
Finance charges from installment contracts...........      56.3%     56.1%
Gain on sale of installment contracts................      28.7       7.1
Servicing income.....................................       6.2      19.4
Other fees and commissions...........................       8.8      17.4
                                                          -----     -----
Total................................................     100.0%    100.0%
                                                          =====     =====

     Installment contracts are purchased from dealers at a discount from the principal amount financed by consumers which is non-refundable to dealers ("non-refundable contract acquisition discount"). The amount of the non-refundable contract acquisition discount is negotiated between the dealers and the branch managers based on several factors, including the creditworthiness of the consumers, the value and condition of the automobiles and the relationship between the amount to be financed and the automobile's value. Installment contracts purchased during the three months ended March 31, 1996 and 1997 had a weighted average discount of approximately 10.8%. The portfolio of owned and sold installment contracts is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating the non-refundable contract acquisition discounts. The non-refundable contract acquisition discount represents both a credit allowance and a yield enhancement, with the portion necessary to absorb credit losses allocated to the allowance for credit losses. The remaining portion of the non-refundable contract acquisition discount, if any, is allocated to the unamortized contract acquisition discount and is accreted into finance charge income over the estimated life of the installment contracts using the sum-of-the-months'-digits method which approximates the interest method. Since August 1995, all of the Company's non-refundable contract acquisition discount has been allocated to the allowance for credit losses. See "---Credit Loss Experience."

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

RESULTS OF OPERATIONS:

The following table sets forth certain financial data relating to the Company.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      1997           1996
                                                 --------------   -----------
                                                    (DOLLARS IN THOUSANDS)
PORTFOLIO DATA:
   Total Portfolio (1)..........................     $168,115     $101,519
   Average Total Portfolio (1)..................      160,218       89,235
   Average Owned Portfolio (2)..................      120,024       57,323
   Average indebtedness (3).....................       98,418       49,877

   Number of installment contracts purchased....        4,428        4,390
   Installment contracts purchased..............      $35,498      $32,433

OPERATING DATA:
   Owned Portfolio yield (4)....................        20.06%       22.85%
   Cost of borrowed funds(3)....................         8.32%       10.95%
   Net interest spread .........................        11.74%       11.90%
   Net interest margin (5)......................        13.24%       13.32%
   Allowance for credit losses as a
     percentage of Owned Portfolio..............        10.59%        8.98%
   Net charge-offs in the Owned Portfolio as a
     percentage of average Owned Portfolio......         6.82%        8.05%
   Net charge-offs in the Total Portfolio as a
     percentage of average Total Portfolio......         8.15%        7.16%
   Operating expenses as a percentage of
     average Total Portfolio....................        11.06%       13.31%

   Number of branch offices.....................           39           28
   Number of dealers............................        1,493          834

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net Interest Income

     Finance charges and interest increased $2.7 million, or 82.3%, from $3.2 million for the three months ended March 31, 1996 to $5.9 million for the three months ended March 31, 1997. The growth in finance charges and interest resulted from an increase in the Owned Portfolio due to an increase in the number of installment contracts purchased. Installment contracts purchased increased $3.1 million, or 9.5%, from $32.4 million for the three months ended March 31, 1996 to $35.5 million for the three months ended March 31, 1997. The average Owned Portfolio increased $62.7 million, or 109.4%, from $57.3 million for the three months ended March 31, 1969 to $120.0 million for the three months ended March 31, 1997. The Company expanded from 28 branch offices at March 31, 1996 to 39 branch offices at March 31, 1997, including the opening of 4 branch offices during the three months ended March 31, 1997.

     The average Owned Portfolio yield decreased from 22.9% for the three months ended March 31, 1996 to 20.1% for the three months ended March 31, 1997. The decrease is attributable to the following factors (i) the increase in forced placed collateral protection insurance ("CPI"), for which the Company does not charge interest, as a percentage of the Owned Portfolio for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, (ii) a decrease in the weighted average contract rate of installment contracts purchased during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, resulting from increased penetration in states which have laws which limit the maximum amount of finance charges, fees, and premiums and other charges that can be charged, and (iii) and increase in the level of accounts 90 or more days past due, resulting in the suspension of interest accruals.

     Interest expense increased $662,000, or 48.7%, from $1.4 million for the three months ended March 31, 1996 to $2.0 million for the three months ended March 31, 1997. The increase in interest expense resulted from an increase in borrowings under the Credit Facility and the securitization of installment contracts in June 1996. Average indebtedness increased $48.5 million, or 97.3%, from $49.9 million for the three months ended March 31, 1996 to $98.4 million for the three months ended March 31, 1997. The average cost of borrowed funds decreased from 10.95% for the three months ended March 31, 1996 to 8.32% for the three months ended March 31, 1997. The decrease in average cost of borrowed funds was due to the following factors (i) the extinguishment of subordinated debt bearing interest at a weighted average rate of 13.3% in July 1996 from the proceeds of the Initial Public Offering, (ii) a reduction of the interest rate on the Credit Facility from an average of 10.2% for the three months ended March 31, 1996 to 8.5% for the three months ended March 31, 1997, and (iii) the securitization in June 1996, of installment contracts as a fixed rate debt transaction bearing interest at a rate of 6.8%, the proceeds of which were used to pay down borrowings under the Credit Facility. In addition to the weighted average interest rates on the subordinated debt, the Company amortized both the fees associated with the debt and the discount related to the detachable warrants attached to the debt. Further, in addition to the stated rate of 6.8% on the fixed rate securitized notes, the Company is amortizing fees associated with the securitization, which totaled approximately $966,000.

     Net interest income increased $2.0 million, or 106.4% from $1.9 million for the three months ended March 31, 1996 to $3.9 million for the three months ended March 31, 1997. The net interest margin on the Owned Portfolio decreased from 13.3% for the three months ended March 31, 1996 to 13.2% for the three months ended March 31, 1997, due to the reduction in Owned Portfolio yield, offset by the lower average cost of borrowed funds, as discussed above.

Provision for Credit Losses

     For the three months ended March 31, 1997, the Company made a provision for credit losses of $1.9 million as compared to a provision for credit losses of $400,000 for the three months ended March 31, 1996. The provision for credit losses contributed to maintaining the allowance for credit losses as a percentage of the Owned Portfolio at 10.6% as of March 31, 1997 as compared to 9.0% as of March 31, 1996. See "Credit Loss Experience."

Other Income

     Other income increased $2.4 million, or 93.2%, from $2.5 million for the three months ended March 31, 1996 to $4.9 million for the three months ended March 31, 1997. The increase in other income was primarily due to the increase in gains recognized from the sales of installments contracts, offset by decreases in servicing income derived from installment contracts sold and commissions recognized from the sale of ancillary products.

     For the three months ended March 31, 1997, the Company recognized a gain on the securitization of $47.4 million of installment contracts in the amount of $3.0 million. The gain on the securitization of installment contracts was determined through computing the net present value of the expected future cash flows of the securitization, and the recognition of applicable retained interests in the securitized installment contracts and servicing liabilities. The securitization transaction is deemed to have met the criteria of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed the securitized installment contracts and related liabilities from its balance sheet. The retained interest in the securitized installment contracts has been classified as "available for sale" and accordingly has been marked to its estimated fair market value, with a corresponding unrealized gain, net of taxes, recorded in stockholders' equity.

     For the three months ended March 31, 1996, the Company recognized a gain on the sale of $25.4 million of installment contracts in the amount of $409,000. The gain on the sale of installment contracts was determined by the difference between sales proceeds and the cost of the installment contracts adjusted for the present value of the excess servicing rights. The excess servicing rights were capitalized and are being amortized over the expected life of the installment contracts in direct proportion to the reduction in the related pool of installment contracts sold.

     Servicing income decreased $160,000, or 14.2%, from $1.1 million for the three months ended March 31, 1996 to $966,000 for the three months ended March 31, 1997. The decrease in servicing income was due to the decrease in the average balance of sold contracts. The average balance of sold contracts decreased $10.3 million from $31.9 million for the three months ended March 31, 1996 to $21.6 million for the three months ended March 31, 1997.

     Income from insurance commissions decreased $189,000 from $651,000 for the three months ended March 31, 1996 to $462,000 for the three months ended March 31, 1997. The decrease was attributable to continued increased penetration of an insurance product offered to customers in which the term of the insurance product is longer in duration than products previously offered. Commissions received on this product are deferred and recorded as commission income over the term of the product. The Company continues to experience increased sales of insurance products in connection with the increase in the volume of installment contracts purchased.

     Fee and other income increased $103,000 from $358,000 for the three months ended March 31, 1996, to $461,000 for the three months ended March 31, 1997. The increase was attributable to increased fees collected in connection with the growth of the Total Portfolio due to an increase in the number of installment contracts purchased.

Operating Expenses

     Operating expenses increased $1.4 million, or 48.0%, from $3.0 million for the three months ended March 31, 1996 to $4.4 million for the three months ended March 31, 1997. The increase in operating expenses was due to increases in salaries and employee benefits, rent and other expenses relating to the opening of new branch offices as well as the addition of administrative personnel at the Evanston, Illinois and Enterprise, Alabama offices. Salaries and employee benefits increased $675,000, or 34.3%, from $2.0 million for the three months ended March 31, 1996 to $2.6 million for the three months ended March 31, 1997. Although operating expenses increased for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, the Total Portfolio grew at a faster rate than the increases in operating expenses. As a result, operating expenses as a percentage of the average Total Portfolio decreased from 13.3% for the three months ended March 31, 1996 to 11.0% for the three months ended March 31, 1997.

Income Taxes

     Income taxes increased $566,000 from $427,000 for the three months ended March 31, 1996 to $993,000 for the three months ended March 31, 1997. The increase is due to increased net income attributable to the growth in the total portfolio and related factors discussed above.

     Upon termination of the Company's S Corporation status on January 1, 1996, and in compliance with SFAS No. 109, the Company recognized a deferred tax benefit of $267,000 for the three months ended March 31, 1996 representing the cumulative temporary differences between the financial reporting and tax basis in its assets and liabilities.

Net Income

     Net income increased $659,000, or 70.9%, from $929,000 for the three months ended March 31, 1996 to $1.6 million for the three months ended March 31, 1997. The increase in net income was primarily attributable to the growth in the Total Portfolio and related factors as discussed above.

CREDIT LOSS EXPERIENCE

     The Company maintains an allowance for credit losses at a level management believes adequate to absorb potential losses in the Owned Portfolio. The adequacy of the allowance for credit losses is evaluated by management on an ongoing basis through static pool analysis of credit losses, delinquencies, the value of the underlying collateral, the level of the finance contract portfolio and general economic conditions and trends. An account is charged off against the allowance for credit losses at the earliest of the time the account's collateral is repossessed, the account is 150 days or more past due or the account is otherwise deemed to be uncollectible.

     The Total Portfolio is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating trends and loss experience on a more detailed basis. If management determines that the allowance for credit losses is not adequate to provide for potential losses of an individual pool, amounts will be transferred, to the extent available, from the unamortized contract acquisition discounts for that pool to the allowance for credit losses. Any remaining shortfall in the allowance for credit losses would be provided through a charge against income. If management determines that the allowance for credit losses is in excess of amounts required to provide for losses of an individual pool, the allowance for credit losses charge to income, if any, will be reduced or the contract acquisition discounts will be amortized into income over the remaining life of the contracts in the pool. For the three months ended March 31, 1997, the Company increased its allowance for credit losses by $1.9 million through a charge against income based upon continued historical analysis, particularly evaluation of the earliest pools.

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

                                                             AS OF MARCH 31,
                                                            1997        1996
                                                          --------    --------
 TOTAL PORTFOLIO:
   Installment contracts, gross                           $221,525    $136,063
   Past due accounts, gross:
      60 to 89 days                                          1,614         597
      90 days or more                                        2,476         564
                                                          --------    --------

      Total 60 days or more                               $  4,090    $  1,161
                                                          ========    ========

   Contracts with payments 60 days or more past due as a
      percentage of total installment contracts, gross        1.85%       0.85%
                                                          ========    ========


 OWNED PORTFOLIO:
   Installment contracts, gross                           $128,143    $ 82,464
   Past due accounts, gross:
      60 to 89 days                                          1,060         396
      90 days or more                                        1,883         388
                                                          --------    --------

      Total 60 days or more                               $  2,943    $    784
                                                          ========    ========

   Contracts with payments 60 days or more past due as a
      percentage of owned installment contracts, gross        2.30%       0.95%
                                                          ========    ========


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations, branch office openings and the growth of the Total Portfolio through six principal sources of funds: (i) payments received under installment contracts, (ii) borrowings under the Credit Facility, (iii) proceeds from the issuance of subordinated notes, (iv) proceeds from the sale of installment contracts and (v) proceeds from asset securitization transactions.

     Net cash flows provided by operating activities were $301,000 and $881,000 for the three months ended March 31, 1997 and 1996, respectively.

     The Company's cash flows used in investing activities since inception have been used primarily for the purchase of installment contracts. Cash used for the purchase of installment contracts was $35.5 million and $32.4 million for the three months ended March 31, 1997, and 1996, respectively. Capital expenditures were $252,000, and $186,000 for the three months ended March 31, 1997 and 1996, respectively. Cash used in investing activities was offset by
(i) the collection of principal on installment contracts of $9.7 million and $8.5 million for the three months ended March 31, 1997 and 1996, respectively and (ii) net proceeds of $43.6 million and $22.9 million from the sales of installment contracts for the three months ended March 31, 1997, and 1996, respectively.

     Cash was used in financing activities, primarily through payments on the Credit Facility, and payments on the securitized notes. Net reductions under the Credit Facility were $12.0 million and $233,000 for the three months ended March 31, 1997, and 1996, respectively. Payments on the securitized notes were $4.7 million for the three months ended March 31, 1997. Cash was provided by the issuance of common stock in the amounts of $158,000 and $111,000 for the three months ended March 31, 1997, and 1996, respectively.

     As of the date hereof, the Company has a $85 million Credit Facility with a group of seven banks, for which LaSalle National Bank acts as agent, and which expires June 1, 1998. The Credit Facility is collateralized by a lien on all the Company assets not subjected to the securitized pool. Interest is payable at the agent bank's reference rate plus .25% (8.75% at March 31, 1997) and the Company has a option of 2.50% over the LIBOR rate.

The Credit Facility requires the Company to maintain minimum capital funds (as defined) of $11.5 million. The Credit Facility also requires that total loss reserves be maintained at not less than 8% of net installment contracts receivable and no more than 3% of net installment contracts receivable may be more than 60 days past due. The Credit Facility also requires that earnings before interest and taxes to cash interest expense may not be less than 125% and the ratio of unsubordinated debt to tangible net worth plus subordinated debt cannot exceed 5 to 1. At March 31, 1997, the Company was in compliance with all of these covenants.

     In order to meet its funding needs, the Company will require additional financing to supplement its expected cash flows from operations, the anticipated borrowings under its Credit Facility and proceeds from the issuance of securitized notes. The Company has entered into a securitized facility with a placement agent for the issuance of up to $200 million of securitized notes through one or more wholly-owned special purpose subsidiaries. Initially, on June 18, 1996, First Enterprise Securitization Corporation sold approximately $45.1 million of 6.84% fixed rate securitized notes in an asset securitization transaction. The debt incurred in this securitization is reflected on the balance sheet of the Company and did not result in a gain on sale. On March 7, 1997, First Enterprise Securitization Co. II sold approximately $44.1 million of 6.45% fixed rate securitized notes in as asset securitization transaction. This securitization met the criteria of SFAS No. 125, and accordingly, the Company removed the securitized assets and related liabilities from its balance sheet and recognized applicable retained interests in the securitized installment contracts and servicing liabilities and recorded a gain on the sale.

     This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed above in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those "Risk Factors" as discussed in the Company's 1996 Annual Report.

                          PART II - OTHER INFORMATION






Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  (a) Exhibits

              10.1 Amendment No. 2 to Employment Agreement with Michael P.
                   Harrington

              10.2 Amendment No. 2 to Employment Agreement with Thomas G.
                   Parker

              10.3 Amendment No. 2 to Employment Agreement with Kenneth L.
                   Stucky

              10.4 Sale and Servicing Agreement, by and between First
                   Enterprise Financial Group, Inc., First Enterprise Acceptance Company, First Enterprise Securitization Co. II and LaSalle National Bank

              10.5 The 2nd Amendment to the 4th Amended and Restated Revolving
                   Credit Facility

              11   Statement Regarding Computation of Net Income Per Share

         (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     FIRST ENTERPRISE FINANCIAL GROUP, INC.




Date:        May 13, 1997             /s/ Michael P. Harrington
       __________________________  ____________________________________
                                          Michael P. Harrington
                                          Chairman of the Board,
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)



             May 13, 1997             /s/ Jan W. Erfert
Date:  __________________________  ____________________________________
                                          Jan W. Erfert
                                          Vice President and Treasurer
                                          (Principal Accounting and
                                          Financial Officer)

                              INDEX OF EXHIBITS




Exhibit No.                Description



10.1         Amendment No. 2 to Employment Agreement with Michael P. Harrington

10.2         Amendment No. 2 to Employment Agreement with Thomas G. Parker

10.3         Amendment No. 2 to Employment Agreement with Kenneth L. Stucky

10.4 Sale and Servicing Agreement, by and between First Enterprise Financial Group, Inc., First Enterprise Acceptance Company, First Enterprise Securitization Co. II and LaSalle National Bank

10.5 The Second Amendment to the Fourth Amended and Restated Revolving Credit Facility


11          Statement Regarding Computation of Net Income Per Share