Form 10-Q
period 1997-06-30
FIRST ENTERPRISE FINANCIAL GROUP INC
filed 1997-08-14
CIK 1004968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

                                       or

   Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File No                0-21075

                     First Enterprise Financial Group, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

        Illinois                                           36-3688499
        --------                                           ----------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

500 Davis Street, Suite 1005, Evanston, Illinois                 60201
------------------------------------------------               --------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (847) 866-8665

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

Yes  __X___               No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, 5,444,474 shares outstanding as of July 31, 1997.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
                                         PART I.  FINANCIAL INFORMATION
Item 1.         FINANCIAL STATEMENTS

                Balance Sheets........................................................................   3

                Statements of Income..................................................................   4

                Statements of Cash Flows..............................................................   5

                Notes to Financial Statements.........................................................   6

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................  10

                                         PART II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS.....................................................................  19

Item 2.         CHANGES IN SECURITIES.................................................................  19

Item 3.         DEFAULTS UPON SENIOR SECURITIES.......................................................  19

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS......................................................................  19

Item 5.         OTHER INFORMATION....................................................................   19

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K......................................................  19

                SIGNATURES............................................................................  20

                INDEX OF EXHIBITS.....................................................................  21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,       December 31,
                                                                                       1997            1996
                                                                                    ----------     -------------
                    ASSETS
Cash........................................................................      $  2,604,492     $  1,323,149
Restricted cash.............................................................         6,234,635        4,586,780

Automobile finance receivables..............................................        85,704,284      118,537,808
Allowance for credit losses.................................................        (8,705,292)     (11,349,783)
                                                                                  ------------     ------------
  Finance Receivables, net..................................................        76,998,992      107,188,025

Property and equipment - at cost............................................         1,429,078        1,255,777
Repossessed assets..........................................................         1,303,775          929,560
Deferred tax asset..........................................................         1,926,000        2,241,000
Retained interest...........................................................         7,684,524
Other assets................................................................         4,724,775        2,231,660
                                                                                  ------------     ------------

    TOTAL ASSETS............................................................      $102,906,271     $119,755,951
                                                                                  ============     ============

            LIABILITIES AND
     STOCKHOLDERS' EQUITY

Senior debt.................................................................      $ 44,651,000     $ 61,153,000
Notes payable - securitized pool............................................        27,781,540       36,732,987
Servicing liability.........................................................         3,773,121               --
Accounts payable - dealers..................................................         4,237,843        2,704,455
Other accounts payable and accrued expenses.................................         1,913,070        2,524,003
Other liabilities...........................................................         1,005,058          325,208
                                                                                  ------------     ------------

    Total liabilities.......................................................        83,361,632      103,439,653


Stockholders' equity:
  Common stock, $.01 par value; 20,000,000
    shares authorized; 5,444,474 and 5,285,955 shares issued
    and outstanding at June 30, 1997 and December 31, 1996, respectively                54,445           52,860
  Additional paid-in capital................................................        14,099,523       13,921,286
  Unrealized gain - retained interest.......................................           561,637               --
  Retained earnings ........................................................         4,829,034        2,342,152
                                                                                  ------------     ------------

    Total stockholders' equity..............................................        19,544,639       16,316,298
                                                                                  ------------     ------------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY....................................................      $102,906,271     $119,755,951
                                                                                  ============     ============


    The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME




                                                                      Three months ended June 30,       Six months ended June 30,
                                                                     ---------------------------     -----------------------------
                                                                         1997           1996             1997             1996
                                                                      ----------    ----------       -----------       -----------
Finance charges and interest..................................        $4,722,964    $3,759,751       $10,660,173        $7,015,704
Interest expense..............................................         1,785,253     1,532,641         3,804,359         2,890,221
                                                                     -----------    ----------      ------------       -----------
    Net interest income.......................................         2,937,711     2,227,110         6,855,814         4,125,483
Provision for credit losses...................................         1,539,659       225,000         3,420,000           625,000
                                                                     -----------    ----------      ------------       -----------
    Net interest income after provision for credit losses.....         1,398,052     2,002,110         3,435,814         3,500,483

Other income:
  Servicing income............................................         1,440,619     1,441,759         2,406,260         2,567,488
  Insurance commissions.......................................           566,806       756,860         1,029,157         1,407,767
  Gain on sale of finance receivables.........................         1,960,000       115,343         4,985,000           524,343
  Fees and other income.......................................           535,018       318,335           996,021           676,285
                                                                     -----------    ----------      ------------       -----------
    Total other income........................................         4,502,443     2,632,297         9,416,438         5,175,883
                                                                     -----------    ----------      ------------       -----------

    Income before operating expenses..........................         5,900,495     4,634,407        12,852,252         8,676,366

Operating expenses:
  Salaries and employee benefits..............................         2,814,851     1,972,972         5,454,838         3,938,012
  Rent expense................................................           203,879       116,363           392,120           229,536
  Depreciation and amortization...............................           114,798        84,976           231,132           168,556
  Professional services.......................................           155,032       179,549           366,333           254,467
  Other expenses..............................................         1,147,980       806,948         2,362,947         1,522,874
                                                                     -----------    ----------      ------------       -----------
    Total operating expenses..................................         4,436,540     3,160,808         8,807,370         6,113,445
                                                                     -----------    ----------      ------------       -----------

    Income before income taxes................................         1,463,955     1,473,599         4,044,882         2,562,921

Income taxes..................................................           565,000       591,000         1,558,000         1,018,000
Deferred income tax effect of S corporation termination.......                --            --                --          (267,000)
                                                                     -----------    ----------      ------------       -----------

    Net income................................................        $  898,955    $  882,599       $ 2,486,882        $1,811,921
                                                                     ===========    ==========      ============       ===========

Net income per share..........................................             $0.16            --             $0.44                --
                                                                     ===========    ==========      ============       ===========
Pro forma net income per share................................                --         $0.19                --             $0.39
                                                                     ===========    ==========      ============       ===========

Weighted average number of common and common
  equivalent shares outstanding...............................         5,666,028            --         5,648,135                --
                                                                     ===========    ==========      ============       ===========
Pro forma weighted average number of common
  and common equivalent shares outstanding....................                --     5,674,675                --         5,674,675
                                                                     ===========    ==========      ============       ===========


The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              Six months ended June 30,
                                                                           ------------------------------
                                                                               1997             1996
                                                                           -----------      -------------
Cash flows from operating activities:
  Net income..........................................................    $  2,486,882     $  1,811,921
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation and amortization.....................................         231,132          225,279
    Provision for credit losses.......................................       3,420,000          625,000
    Deferred income taxes.............................................         315,000         (501,000)
    Deferred income tax effect of S corporation termination...........              --         (267,000)
    Changes in assets and liabilities:
    Restricted cash...................................................      (1,647,855)      (2,546,083)
    Repossessed assets................................................        (374,215)        (161,071)
    Retained interest.................................................      (7,122,887)              --
    Other assets......................................................      (2,493,115)      (1,666,112)
    Servicing liability...............................................       3,773,121               --
    Accounts payable - dealers........................................       1,533,388          609,781
    Other accounts payable and accrued expenses.......................        (610,933)       1,013,052
    Other liabilities.................................................         679,850         (268,734)
                                                                          ------------     ------------
      Total adjustments...............................................      (2,296,514)      (2,936,888)
                                                                          ------------     ------------
      Net cash provided by (used in) operating activities.............         190,368       (1,124,967)
Cash flows from investing activities:
  Automobile installment contracts purchased..........................     (66,828,837)     (62,251,117)
  Proceeds from sale of automobile installment contracts..............      73,541,280       31,665,399
  Principal collections on automobile installment contracts...........      20,056,590       15,378,188
  Capital expenditures................................................        (404,433)        (300,177)
                                                                          ------------     ------------
      Net cash provided by (used in) investing activities.............      26,364,600      (15,507,707)
Cash flows from financing activities:
  Borrowings under senior debt........................................      69,709,000       47,335,000
  Payments on senior debt.............................................     (86,211,000)     (76,155,000)
  Proceeds from issuance of securitized notes.........................              --       45,087,652
  Payments on securitized notes.......................................      (8,951,447)              --
  Proceeds from issuance of common stock..............................         179,822          110,883
                                                                          ------------     ------------
      Net cash provided by (used in) financing activities.............     (25,273,625)      16,378,535
                                                                          ------------     ------------
      INCREASE (DECREASE) IN CASH.....................................       1,281,343         (254,139)
Cash at beginning of period...........................................       1,323,149        1,703,320
                                                                          ------------     ------------
Cash at end of period.................................................    $  2,604,492     $  1,449,181
                                                                          ============     ============
Supplemental disclosures of  cash flow information:
  Cash paid during the period for:
    Interest..........................................................    $  4,437,451     $  2,846,679
    Income taxes......................................................       1,723,000        1,287,000

Supplemental shedule of non-cash financing activities:
  Gain on sale of automobile installment contracts....................    $  4,985,000     $    524,343


The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

        First Enterprise Financial Group, Inc., which operates through a wholly-owned subsidiary, First Enterprise Acceptance Company, including its wholly-owned special purpose subsidiaries, First Enterprise Securitization Corp. and First Enterprise Securitization Co. II, (collectively, the "Company"), is a specialty finance company engaged primarily in purchasing and servicing installment sales contracts originated by automobile dealers for financing the sale of used automobiles, vans and light trucks.

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

IMPACT OF NEW ACCOUNTING STANDARDS

        Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As a result, for the securitization transactions completed on March 7, 1997 and June 11, 1997, which met the specific criteria of SFAS No. 125, the Company treated the securitizations as sales and has removed the securitized finance receivables and related liabilities from its balance sheet and recognized the applicable retained interest asset, servicing liability, and gain on the sale of the finance receivables.

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

NET INCOME PER SHARE

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. There will be no effect on the Company's recognition or measurement of income or operations, but will require changes in the disclosure and reporting of the change in equity during a period from nonowner sources, such as unrealized gains (losses) on investment securities. Adoption of SFAS No. 130 is required for the fiscal year beginning January 1, 1998.

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

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FINANCE RECEIVABLES

        Finance receivables are summarized as follows:

                                                                          JUNE 30,             DECEMBER 31,
                                                                           1997                    1996
                                                                      --------------         ---------------
Contractual payments due............................................  $ 109,007,796          $  160,224,969
Unearned finance charges............................................    (23,356,008)            (41,673,797)
                                                                      -------------          --------------
Net principal balance...............................................     85,561,788             118,551,172
Unearned insurance commission.......................................         52,496                 (13,364)
                                                                      -------------          --------------
Automobile finance receivables......................................     85,704,284             118,537,808
Allowance for credit losses.........................................     (8,705,292)            (11,349,783)
                                                                      -------------          --------------
Finance Receivables, net............................................  $  76,998,992          $  107,188,025
                                                                      =============          ==============

        Automobile finance receivables are accounted for on a discount basis and generally have terms of 24 to 42 months, with a maximum term 54 months.

        A summary of the activity in allowance for credit losses is as follows for six months ended June 30, 1997 and 1996:

                                                                                  JUNE 30,               JUNE 30,
                                                                                   1997                   1996
                                                                               ------------           ------------
Balance at beginning of year..............................................     $11,349,783            $ 5,010,919
Additions from new business...............................................       6,956,755              6,329,755
Related to finance receivables sold or securitized........................      (7,844,279)            (2,946,826)
Finance receivables charged off,  net of recoveries.......................      (5,176,967)            (2,518,894)
Provision for credit losses...............................................       3,420,000                625,000
                                                                               -----------            -----------

Balance at end of period..................................................     $ 8,705,292            $ 6,499,954
                                                                               ===========            ===========

FINANCE RECEIVABLE SALE TRANSACTIONS

        The Company utilized Asset Purchase Agreements and Servicing Agreements to sell automobile finance receivables totaling $74.8 million between 1993 and 1996. All sales under these agreements have been without recourse to the
Company and have been accounted for as sales of receivables.   Under the terms
of the agreements, the Company retains rights for the sold receivables and receives a contractual annualized servicing fee equal to 3% of the net outstanding receivables from the purchaser. The outstanding balance of all receivables sold under these agreements and serviced by the Company totaled $19,771,344 and $30,918,651 at June 30, 1997, and December 31, 1996,
respectively. The Company is eligible to receive additional bonus servicing fees under these agreements based upon portfolio performance. The bonus servicing fees represent the difference between the yield received by the Company and the sum of the Company's 3% contractual servicing fee, the yield retained by the purchaser and the addition or reduction necessary to maintain the purchaser's reserve at the required level.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FINANCE RECEIVABLES - CONTINUED

        Gains of $524,000 were recorded on sales of $35.2 million of finance receivables for the six months ended June 30, 1996. The gains were determined by the difference between the sales proceeds and the cost of the finance receivables and adjusted for the present value of the difference between the estimated future servicing revenues (net of a fixed rate to the purchaser) and normal servicing costs ("excess servicing rights"). The excess servicing rights have been capitalized and are being amortized over the expected repayment life of the sold finance receivables. The unamortized balance of excess servicing rights at June 30, 1997 was $212,735.

NOTE C - SENIOR DEBT

        Senior debt consists of the following at:

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                         1997               1996
                                                                                     -----------        -------------
Senior Debt:
        $75,000,000, senior secured Credit Facility, due June 1, 1998, with interest at the reference rate as defined in the agreement, plus .25%, which was 8.75% at June 30,1997, and included
        a placement option of 250 basis points over the LIBOR rate................   $44,651,000         $61,153,000
                                                                                     ===========         ===========

        Borrowings under the Credit Facility are collateralized by all finance receivables not subject to the securitized pool and certain other assets. The agreement requires the maintenance of certain financial covenants which include, among others, ratio of debt to net worth and ratio of reserves to the finance receivable portfolio. The Company was in compliance with all financial covenants at June 30, 1997.


NOTE D - SECURITIZATION OF FINANCE RECEIVABLE ACTIVITIES

        The Company has entered into a securitization facility with a placement agent for the issuance of up to $200 million of securitized notes through wholly-owned subsidiaries.

        On June 18, 1996, the Company completed a $45.1 million debt financing consisting of 6.84% fixed rate automobile securitized notes. The notes were issued by First Enterprise Securitization Corporation, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., and had an outstanding balance of $27,781,540 at June 30, 1997. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

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

"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed the securitized finance receivables sold in March 1997, and related liabilities from its balance sheet and recognized the applicable retained asset and servicing liability. The Company recognized a gain on the sale of the finance receivables in the amount of $3,025,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

        On June 11, 1997, the Company completed the sale of finance receivables to First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., and the issuance of $32.3 million of 6.62% fixed rate notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. FSA issued a financial guarantee insurance policy for the benefit of the noteholders. The transaction was accounted for as a sale in accordance with the criteria of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed the securitized finance receivables sold in June 1997 and related liabilities from its balance sheet and recognized the applicable retained asset and servicing liability. The Company recognized a gain on the sale of the finance receivables in the amount of $1,960,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

        For the above securitization transactions, the Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pool of finance receivables ("restricted cash").
The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indentures and are invested in certain instruments as permitted by the trust agreement. To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indentures require the Company to maintain specified delinquency and credit loss ratios. The Company was in compliance with these covenants at June 30, 1997.

NOTE E - STOCK OPTION PLANS

        The following table summarized the Company's stock option plans for the six months ended June 30, 1997.

                                                                                 OPTION PRICE
                                                               SHARES             PER SHARE
                                                               ------           --------------
Option outstanding at December 31, 1996.....................   487,950         $1.13  -  $7.00
Option changes
Granted.....................................................     6,000          6.13
Exercised.............. ....................................  (158,519)         1.13  -   1.36
                                                             ---------
Options outstanding at June 30, 1997........................   335,431         $1.13 -   $7.00
                                                             =========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of the financial condition of the Company at June 30, 1997 as compared with December 31, 1996 and the results of operations for the six months ended June 30, 1997 and 1996. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

RECENT DEVELOPMENTS

        On June 11, 1997, the Company completed the sale of finance receivables to First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc. and the issuance of $32.3 million of 6.62% fixed rate notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. FSA issued a financial guarantee insurance policy for the benefit of the noteholders. The transaction was accounted for as a sale in accordance with the criteria of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed such securitized finance receivables and related liabilities from its balance sheet and recognized the applicable retained interest asset and servicing liability. The Company recorded a gain on the sale of finance receivables in the amount of $1,960,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

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

                                                                                SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                            1997           1996
                                                                            ----           ----
Finance charges from installment contracts..........................       53.1%           57.5%
Gain on sale of installment contracts...............................       24.8             4.3
Servicing income....................................................       12.0            21.1
Other fees and commissions..........................................       10.1            17.1
                                                                          -----           -----
Total...............................................................      100.0%          100.0%
                                                                          =====           =====

        Installment contracts are purchased from dealers at a discount from the principal amount financed by consumers which is non-refundable to dealers ("non-refundable contract acquisition discount"). The amount of the non-refundable contract acquisition discount is negotiated between the dealers and the branch managers based on several factors, including the creditworthiness of the consumers, the value and condition of the automobiles and the relationship between the amount to be financed and the automobile's value. Installment contracts purchased during the six months ended June 30, 1997 and 1996 had a weighted average discount of approximately 11.0% and 10.8%, respectively. Installment contracts purchased during the three months ended June 30, 1997 and 1996 were 11.3% and 10.8%, respectively. The portfolio of owned and sold installment contracts is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating the non-refundable contract acquisition discounts. The non-refundable contract acquisition discount represents both a credit allowance and a yield enhancement, with the portion necessary to absorb credit losses allocated to the allowance for credit losses. The remaining portion of the non-refundable contract acquisition discount, if any, is allocated to the unamortized contract acquisition discount and is accreted into finance charge income over the estimated life of the installment contracts using the sum-of-the-months'-digits method which approximates the interest method. Since August 1995, all of the Company's non-refundable contract acquisition discount has been allocated to the allowance for credit losses. See "---Credit Loss Experience."

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

RESULTS OF OPERATIONS:

The following table sets forth certain financial data relating to the Company.

                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------    -------------------------
                                                           1997           1996          1997            1996
                                                       ----------       ----------    --------       ----------
                                                          (DOLLARS IN THOUSANDS)       (DOLLARS IN THOUSANDS)
PORTFOLIO DATA:
  Total Portfolio (1)...............................     $179,962       $118,715      $179,962        $118,715
  Average Total Portfolio (1).......................      173,225        110,902       166,721         100,068
  Average Owned Portfolio (2).......................      100,214         64,924       110,328          61,124
  Average indebtedness (3)..........................       84,404         57,901        91,372          53,889

  Number of installment contracts purchased.........        3,873          3,934         7,940           8,324
  Installment contracts purchased...................     $ 31,330       $ 29,818      $ 66,829        $ 62,251

OPERATING DATA:
  Total Portfolio yield (4).........................        19.84%         23.51%        20.33%          23.52%
  Owned Portfolio yield (5).........................        18.90%         23.29%        19.48%          23.08%
  Cost of borrowed funds (3)........................         8.48%         10.65%         8.40%          10.78%
  Net interest spread ..............................        10.42%         12.64%        11.09%          12.30%
  Net interest margin (6)...........................        11.69%         13.80%        12.53%          13.57%
  Allowance for credit losses as a
    percentage of Owned Portfolio...................        10.16%          8.61%        10.16%           8.61%
  Net charge-offs in the Owned Portfolio as a
    percentage of average Owned Portfolio...........        12.50%          8.46%         9.46%           8.24%
  Net charge-offs in the Total Portfolio as a
    percentage of average Total Portfolio...........         9.96%          6.41%         9.15%           6.73%
  Operating expenses as a percentage of
    average Total Portfolio.........................        10.23%         11.46%        10.65%          12.28%

  Number of branch offices..........................           41             29            41              29
  Number of dealers.................................        1,664          1,025         1,664           1,025


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

(4) Represents automobile finance charge income from the Total Portfolio as a percentage of the average Total Portfolio.

(5) Represents automobile finance charge income as a percentage of the average Owned Portfolio.

(6) Represents net interest income as a percentage of the average Owned
    Portfolio.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net Interest Income

        Finance charges and interest increased $3.7 million, or 51.9%, from $7.0 million for the six months ended June 30, 1996 to $10.7 million for the six months ended June 30, 1997. The growth in finance charges and interest resulted from an increase in the Owned Portfolio due to an increase in the number of installment contracts purchased. Installment contracts purchased increased $4.6 million, or 7.4%, from $62.2 million for the six months ended June 30, 1996 to $66.8 million for the six months ended June 30, 1997. The average Owned Portfolio increased $49.2 million, or 80.5%, from $61.1 million for the six months ended June 30, 1996, to $110.3 million for the six months ended June 30, 1997. The Company expanded from 29 branch offices at June 30, 1996 to 41 branch offices at June 30, 1997, including the opening of six branch offices during the six months ended June 30, 1997.

        The average Owned Portfolio yield decreased from 23.1% for the six months ended June 30, 1996 to 19.5% for the six months ended June 30, 1997, and from 23.3% for the three months ended June 30, 1996, to 18.9% for the three months ended June 30, 1997. The decrease is attributable to the following factors (i) the increase in forced placed collateral protection insurance ("CPI"), for which the Company does not charge interest, as a percentage of the Owned Portfolio for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, (ii) a decrease in the weighted average contract rate of installment contracts purchased during the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996, resulting from increased penetration in states which have laws which limit the maximum amount of finance charges, fees, and premiums and other charges that can be charged, and (iii) and increase in the level of accounts 90 or more days past due, resulting in the suspension of interest accruals.

        Interest expense increased $914,000, or 31.6%, from $2.9 million for the six months ended June 30, 1996 to $3.8 million for the six months ended June 30, 1997. The increase in interest expense resulted from an increase in borrowings under the Credit Facility and the securitization of installment contracts in June 1996, March 1997 and June 1997. Average indebtedness increased $37.5 million, or 69.6% , from $53.9 million for the six months ended June 30, 1996 to $91.4 million for the six months ended June 30, 1997. The average cost of borrowed funds decreased from 10.8% for the six months ended June 30, 1996 to 8.4% for the six months ended June 30, 1997. The decrease in average cost of borrowed funds was due to the following factors (i) the extinguishment of subordinated debt bearing interest at a weighted average rate of 13.3% in July 1996 from the proceeds of the Initial Public Offering, (ii) a reduction of the interest rate on the Credit Facility from an average of 9.9% for the six months ended June 30, 1996 to 8.5% for the six months ended June 30, 1997, and (iii) the securitization in June 1996, March 1997 and June 1997, of installment contracts as a fixed rate debt transaction bearing interest at rates of 6.8%, 6.5%, and 6.6%, respectively, the proceeds of which were used to pay down borrowings under the Credit Facility. In addition to the weighted average interest rates on the subordinated debt, the Company amortized both the fees associated with the debt and the discount related to the detachable warrants attached to the debt. Further, in addition to the stated rates of 6.8% , 6.5% and 6.6% on the fixed rate securitized notes, the Company is amortizing fees associated with the securitization, which collectively totaled approximately $2.1 million at June 30, 1997.

        Net interest income increased $2.7 million, or 66.2%, from $4.1 million for the six months ended June 30, 1996 to $6.8 million for the six months ended June 30, 1997. The net interest margin on the Owned Portfolio decreased from 13.6% for the six months ended June 30, 1996 to 12.5% for the six months ended June 30, 1997, and from 13.8% for the three months ended June 30, 1997 to 11.7% for the three months ended June 30, 1997, due to the reduction in Owned Portfolio yield, offset by the lower average cost of borrowed funds, as discussed above.

Provision for Credit Losses

        For the six months ended June 30, 1997, the Company made a provision for credit losses of $3.4 million as compared to a provision for credit losses of $625,000 for the six months ended June 30, 1996. The provision for credit losses contributed to maintaining the allowance for credit losses as a percentage of the Owned Portfolio at 10.2% as of June 30, 1997 as compared to 8.6% as of June 30, 1996. See "Credit Loss Experience."

Other Income

        Other income increased $4.2 million, or 81.9%, from $5.2 million for the six months ended June 30, 1996 to $9.4 million for the six months ended June 30, 1997. The increase in other income was primarily due to the increase in gains recognized from the sales of installments contracts, offset by decreases in servicing income derived from installment contracts sold and commissions recognized from the sale of ancillary products.

        For the six months ended June 30, 1997, the Company recognized $5.0 million in gains on the securitization of $82.5 million of installment contracts, including a $2.0 million gain on the securitization of $35.1 million
of installment contracts for the three months ended June 30, 1997.   The gains
were determined through computing the net present value of the expected future cash flows of the securitizations, and the recognition of applicable retained interests in the securitized installment contracts and servicing liabilities. The securitization transactions are deemed to have met the criteria of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed the securitized installment contracts and related liabilities from its balance sheet. The retained interest in the securitized installment contracts has been classified as "available for sale" and accordingly has been marked to its estimated fair market value, with a corresponding unrealized gain, net of taxes, recorded in stockholders' equity.

        For the six months ended June 30, 1996, the Company recognized gains of $524,000 on the sale of $35.2 million of installment contracts. The gains on the sale of installment contracts were determined by the difference between sales proceeds and the cost of the installment contracts adjusted for the present value of the excess servicing rights. The excess servicing rights were capitalized and are being amortized over the expected life of the installment contracts in direct proportion to the reduction in the related pool of installment contracts sold.

        Servicing income decreased $161,000, or 6.32%, from $2.6 million for the six months ended June 30, 1996 to $2.4 for the six months ended June 30, 1997. The decrease in servicing income was due primarily to the recognition of gains on the securitization of installment contracts for the six months ended June 30, 1997, which reduce the amount of excess servicing fees to be
recognized on the securitized contracts.   The average balance of sold
contracts increased $17.5 million from $38.9 million for the six months ended June 30, 1996 to $56.4 million for the six months ended June 30, 1997.

        Income from insurance commissions decreased $379,000 from $1.4 million for the six months ended June 30, 1996, to $1.1 million for the six months ended June 30, 1997. The decrease was attributable to continued increased penetration of an insurance product offered to customers in which the term of the insurance product is longer in duration than products previously offered. Commissions received on this product are deferred and recorded as commission income over the term of the product. The Company continues to experience increased sales of insurance products in connection with the increase in the volume of installment contracts purchased.

        Fee and other income increased $320,000 from $676,000 for the six months ended June 30, 1996, to $996,000 for the six months ended June 30, 1997. The increase was attributable to increased fees collected in connection with the growth of the Total Portfolio due to an increase in the number of installment contracts purchased.

Operating Expenses

        Operating expenses increased $2.7 million, or 44.1%, from $6.1 million for the six months ended June 30, 1996, to $8.8 million for the six months ended June 30, 1997. The increase in operating expenses was due to increases in salaries and employee benefits, rent and other expenses relating to the opening of new branch offices as well as the addition of administrative personnel at the Evanston, Illinois and Enterprise, Alabama offices. Salaries and employee benefits increased $1.6 million, or 38.5%, from $3.9 million for the six months ended June 30, 1996 to $5.5 million for the six months ended June 30, 1997. Although operating expenses increased for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, the Total Portfolio grew at a faster rate than the increases in operating expenses. As a result, operating expenses as a percentage of the average Total Portfolio decreased from 12.3% for the six months ended June 30, 1996 to 10.2% for the six months ended June 30, 1997.

Income Taxes

        Income taxes increased $540,000 from $1.1 million for the six months ended June 30, 1996 to $1.6 million for the six months ended June 30, 1997. The increase is due to increased net income attributable to the growth in the total portfolio and related factors discussed above.

        Upon termination of the Company's S Corporation status on January 1, 1996, and in compliance with SFAS No. 109, the Company recognized a deferred tax benefit of $267,000 for the six months ended June 30, 1996 representing the cumulative temporary differences between the financial reporting and tax basis in its assets and liabilities.

Net Income

        Net income increased $674,000, or 37.3%, from $1.8 million for the six months ended June 30, 1996 to $2.5 million for the six months ended June 30, 1997. Net income increased $16,000 from $883,000 for the three months ended June 30, 1996, to $899,000 for the three months ended June 30, 1997. The increases in net income were primarily attributable to the growth in the Total Portfolio and related factors as discussed above.

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

        The Total Portfolio is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating trends and loss experience on a more detailed basis. If management determines that the allowance for credit losses is not adequate to provide for potential losses of an individual pool, amounts will be transferred, to the extent available, from the unamortized contract acquisition discounts for that pool to the allowance for credit losses. Any remaining shortfall in the allowance for credit losses would be provided through a charge against income. If management determines that the allowance for credit losses is in excess of amounts required to provide for losses of an individual pool, the allowance for credit losses charge to income, if any, will be reduced or the contract acquisition discounts will be amortized into income over the remaining life of the contracts in the pool. For the six months ended June 30, 1997, the Company increased its allowance for credit losses by $3.4 million through charges against income based upon continued historical analysis, particularly evaluation of the earliest pools.

        The following table sets forth the cumulative net charge offs as a percentage of the original pool balance based on the quarter of origination and segmented by the number of months elapsing since origination.

     POOL'S CUMULATIVE NET LOSSES AS A PERCENTAGE OF ORIGINAL POOL BALANCE

                                                                                                    % of
                                                                                                  Original
                                                                                                  Principal
                                       Number of Months Since Origination                          Balance
Pool             3       6       9       12      15      18      21      24      27      30       Remaining
----           -----   -----  ------  ------   -----  ------   -----  ------   -----  ------      --------
1995:
1st Qtr        0.10%   0.67%   2.06%   3.55%   5.79%   6.96%   7.68%   8.38%   9.67%   10.30%       19.7%
2nd Qtr        0.01%   0.63%   1.81%   3.39%   4.71%   5.69%   6.67%   7.85%   8.97%                25.0%
3rd Qtr        0.06%   0.57%   2.26%   4.17%   5.92%   7.13%   8.51%   9.70%                        31.3%
4th Qtr        0.01%   0.41%   2.07%   3.73%   5.39%   7.66%   9.31%                                42.6%

1996:
1st Qtr        0.01%   0.25%   1.53%   3.30%   6.16%   8.42%                                        57.8%
2nd Qtr        0.00%   0.32%   1.07%   3.12%   5.05%                                                61.0%
3rd Qtr        0.00%   0.10%   1.24%   2.84%                                                        73.9%
4th Qtr        0.00%   0.13%   0.69%                                                                83.2%

1997:
1st Qtr        0.00%   0.08%                                                                        89.7%
2nd Qtr        0.00%                                                                                96.6%

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

                                                                          AS OF JUNE 30,
                                                                     1997              1996
                                                                  ---------         --------
TOTAL PORTFOLIO:
     Installment contracts, gross                                  $235,828        $ 159,207
     Past due accounts, gross:
          60 to 89 days                                               3,761              993
          90 days or more                                             2,843              891
                                                                   --------        ---------
          Total 60 days or more                                    $  6,604        $   1,884
                                                                   ========        =========
     Contracts with payments 60 days or more past due as a
          percentage of total installment contracts, gross             2.80%            1.18%
                                                                   ========        =========


                                                                        AS OF JUNE 30,
                                                                    1997             1996
                                                                   -------         -------
OWNED PORTFOLIO:
     Installment contracts, gross                                  $109,689        $103,216
     Past due accounts, gross:
         60 to 89 days                                                2,208             489
         90 days or more                                              1,810             470
                                                                   --------        --------

          Total 60 days or more                                    $  4,019        $    959
                                                                   ========        ========
     Contracts with payments 60 days or more past due as a
          percentage of owned installment contracts, gross             3.66%           0.93%
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


        Net cash flows provided by operating activities were $190,000 for the six months ended June 30, 1997, and net cash flows used in operating activities were $1.1 million for the six months ended June 30, 1996.

        The Company's cash flows used in investing activities since inception have been used primarily for the purchase of installment contracts. Cash used for the purchase of installment contracts was $66.8 million and $62.3 million for the six months ended June 30, 1997, and 1996, respectively. Capital expenditures were $404,000, and $300,000 for the six months ended June 30, 1997 and 1996, respectively. Cash used in investing activities was offset by (i) the collection of principal on installment contracts of $20.1 million and $15.4 million for the six months ended June 30, 1997 and 1996, respectively and (ii) net proceeds of $73.5 million and $31.7 million from the sales of installment contracts for the six months ended June 30, 1997, and 1996, respectively.

        Cash was used in financing activities, primarily through payments on the Credit Facility, and payments on the securitized notes. Net reductions under the Credit Facility were $16.5 million and $28.8 million for the six months ended June 30, 1997, and 1996, respectively. Payments on the securitized notes were $9.0 million for the six months ended June 30, 1997, and proceeds from the issuance of securitized notes were $45.1 million for the six
months ended June 30, 1996.   Cash was provided by the issuance of common stock
in the amounts of $180,000 and $111,000 for the six months ended June 30, 1997, and 1996, respectively.

        As of the date hereof, the Company has a $75 million Credit Facility with a group of six banks, for which LaSalle National Bank acts as agent, and which expires June 1, 1998. The Company has received notice from one of the Credit Facility banks that it will withdraw from the Credit Facility upon its expiration. Management is currently engaged in negotiations to replace the existing Credit Facility with a new and expanded facility. The Company has no commitment for any such facility and there can be no assurance that any such facility will be obtained. The Credit Facility is collateralized by a lien on all the Company assets not subjected to the securitized pool. Interest is payable at the agent bank's reference rate plus .25% (8.75% at June 30, 1997)
and the Company has a option of 2.50% over the LIBOR rate.   The Credit
Facility requires the Company to maintain minimum capital funds (as defined) of $11.5 million. The Credit Facility also requires that total loss reserves be maintained at not less than 8% of net installment contracts receivable and no more than 3% of net installment contracts receivable in the Total Portfolio may be more than 60 days past due. The Credit Facility also requires that earnings before interest and taxes to cash interest expense may not be less than 125% and the ratio of unsubordinated debt to tangible net worth plus subordinated debt cannot exceed 5 to 1. At June 30, 1997, the Company was in compliance with all of these covenants.

        In order to meet its funding needs, the Company will require additional financing to supplement its expected cash flows from operations, the anticipated borrowings under its Credit Facility and proceeds from the issuance of securitized notes. To that end, the Company is seeking to augment its capital base through the issuance of subordinated notes to one or more financial institutions. The Company also has a securitization facility with a placement agent for the issuance of up to $200 million of securitized notes through one or more wholly-owned special purpose subsidiaries. Initially, on June 18, 1996, First Enterprise Securitization Corporation sold approximately $45.1 million of 6.84% fixed rate securitized notes in an asset securitization transaction. The debt incurred in this securitization is reflected on the balance sheet of the Company and did not result in a gain on sale. On March 7, 1997 and June 11, 1997, First Enterprise Securitization Co. II sold approximately $44.1 million and $32.3 million of fixed rate securitized notes bearing interest at 6.45% and 6.62%, respectively. These securitization transactions met the criteria of SFAS No. 125, and accordingly, the Company removed the securitized assets and related liabilities from its balance sheet and recognized applicable retained interests in the securitized installment contracts and servicing liabilities and recorded a gain on the sale.

        This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed above in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those factors as discussed in the Company's 1996 Annual Report and herein.

                         PART II - OTHER INFORMATION



    Item 1.         Legal Proceedings - Not Applicable

    Item 2.         Changes in Securities - Not Applicable

    Item 3.         Defaults Upon Senior Securities - None

    Item 4.         Submission of Matters to a Vote of Securities Holders

                    Date of meeting - May 6, 1997
                    Type of meeting - Annual Meeting of Shareholders

                    1) Election of Directors

                                                      Votes Cast
                                                      ----------                Votes
                    Name of Directors Voted       For           Against        Withheld
                    ----------------------        ---           -------        --------
                    Michael P. Harrington     4,414,928            0                  0
                    Louis J. Glunz, Ph.D.     4,412,128            0              2,800
                    M. William Isbell         4,412,298            0              2,000
                    Thomas G. Parker          4,350,380            0             64,548
                    Joseph H. Stegmayer       4,414,428            0                500
                    Paul A. Stinneford        4,414,628            0                300
                    Kenneth L. Stucky         4,350,380            0             64,548

                    There were no abstentions or broker non-votes in the election of Directors.

    Item 5.         Other Information - Not Applicable

    Item 6.         (a) Exhibits

                        10.1 Sale and Servicing Agreement, by and between First Enterprise Financial Group, Inc., First Enterprise Acceptance Company, First Enterprise Securitization Co. II and LaSalle National Bank

                        11     Statement Regarding Computation of Net
                               Income Per Share

                    (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                August 13, 1997         /s/ Michael P. Harrington
Date:   __________________________     ____________________________________
                                        Michael P. Harrington
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)


                August 13, 1997         /s/ Jan W. Erfert
Date:   __________________________     ____________________________________
                                        Jan W. Erfert
                                        Vice President and Treasurer
                                        (Principal Accounting and
                                        Financial Officer)

                               INDEX OF EXHIBITS



      Exhibit No.                                 Description

       10.1 Sale and Servicing Agreement, by and between First Enterprise Financial Group, Inc., First Enterprise Acceptance Company, First Enterprise Securitization Co. II and LaSalle National Bank

        11           Statement Regarding Computation of Net Income Per Share