Form 10-Q
period 1997-09-30
FIRST ENTERPRISE FINANCIAL GROUP INC
filed 1997-11-14
CIK 1004968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

X   Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
--- Act of 1934 for the quarterly period ended September 30, 1997.

                                       or

    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
--- Exchange Act of 1934 for the transition period from         to
                                                        -------    ------


Commission File No                0-21075

                    FIRST ENTERPRISE FINANCIAL GROUP, INC.
                    --------------------------------------
             (Exact name of registrant as specified in its charter)

         Illinois                                     36-3688499
         --------                                     ----------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)

500 Davis Street, Suite 1005, Evanston, Illinois                 60201
------------------------------------------------                 -----
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (847) 866-8665

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

Common Stock $.01 par value, 5,503,603 shares outstanding as of October 31, 1997.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
                                            PART I.  FINANCIAL INFORMATION
Item 1.          FINANCIAL STATEMENTS

                 Balance Sheets................................................   3

                 Statements of Income..........................................   4

                 Statements of Cash Flows......................................   5

                 Notes to Financial Statements.................................   6

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   11

                                            PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS.............................................   20

Item 2.          CHANGES IN SECURITIES.........................................   20

Item 3.          DEFAULTS UPON SENIOR SECURITIES...............................   20

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITIES HOLDERS............................................   20

Item 5.          OTHER INFORMATION.............................................   20

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K..............................   20

                 SIGNATURES....................................................   21

                 INDEX OF EXHIBITS.............................................   22

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  1997               1996
                                                                              -------------     -------------
                    ASSETS

Cash.......................................................................      $2,744,472        $1,323,149
Restricted cash............................................................       7,485,120         4,586,780

Automobile finance receivables.............................................      62,961,061       118,537,808
Allowance for credit losses................................................      (5,893,705)      (11,349,783)
                                                                              -------------     -------------
  Finance receivables, net.................................................      57,067,356       107,188,025

Finance receivables to be repurchased, net.................................      15,022,506                --
Property and equipment, net................................................       1,512,851         1,255,777
Repossessed assets.........................................................       1,285,792           929,560
Deferred tax asset.........................................................       1,492,000         2,241,000
Retained interest..........................................................       9,360,298                --
Other assets...............................................................       5,646,301         2,231,660
                                                                              -------------     -------------

    TOTAL ASSETS...........................................................    $101,616,696      $119,755,951
                                                                              =============     =============


                               LIABILITIES AND
                             STOCKHOLDERS' EQUITY

Senior debt................................................................     $32,120,000       $61,153,000
Notes payble - securitized pool............................................      23,350,606        36,732,987
Repurchase loan obligation.................................................      14,623,408                --
Servicing liability........................................................       4,645,923                --
Accounts payable - dealers.................................................       5,156,808         2,704,455
Other accounts payable and accrued expenses................................         696,952         2,524,003
Other liabilities..........................................................       1,250,535           325,208
                                                                              -------------     -------------

    Total liabilities......................................................      81,844,232       103,439,653


Stockholders' equity:
  Common stock, $.01 par value; 20,000,000
    shares authorized; 5,498,449 and 5,285,955 shares issued
    and outstanding at September 30, 1997 and December 31, 1996, respective         54,984            52,860
  Additional paid-in capital...............................................      14,192,692        13,921,286
  Unrealized gain - retained interest......................................         589,600                --
  Retained earnings .......................................................       4,935,188         2,342,152
                                                                              -------------     -------------

    Total stockholders' equity.............................................      19,772,464        16,316,298
                                                                              -------------     -------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY...................................................    $101,616,696      $119,755,951
                                                                              =============     =============


    The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME




                                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------   -------------------------------
                                                                     1997             1996             1997            1996
                                                                -------------     --------------   ------------    ---------------
Finance charges and interest.................................      $3,262,113      $4,787,957       $13,922,286     $11,803,661
Interest expense.............................................       1,581,365       1,574,699         5,385,724       4,464,920
                                                                -------------      ----------       -----------     -----------
    Net interest income......................................       1,680,748       3,213,258         8,536,562       7,338,741
Provision for credit loss....................................       2,300,000         325,000         5,720,000         950,000
                                                                -------------      ----------       -----------     -----------
    Net interest income (loss) after provision for credit
     losses.................................................         (619,252)      2,888,258         2,816,562       6,388,741

Other income:
  Servicing income...........................................       3,062,235       1,423,007         5,468,495       3,990,495
  Insurance commissions......................................         503,929         997,793         1,533,086       2,405,560
  Gain on sale of finance receivables........................       1,606,000              --         6,591,000         524,343
  Fees and other income......................................         489,318         435,224         1,485,339       1,111,509
                                                                -------------      ----------       -----------     -----------
    Total other income.......................................       5,661,482       2,856,024        15,077,920       8,031,907
                                                                -------------      ----------       -----------     -----------

    Income before operating expenses.........................       5,042,230       5,744,282        17,894,482      14,420,648

Operating expenses:
  Salaries and employee benefits.............................       2,910,820       2,265,202         8,365,658       6,203,214
  Data Processing............................................         383,988         237,707         1,000,497         677,044
  Rent expense...............................................         209,276         140,798           601,396         370,334
  Depreciation and amortization..............................         125,680          93,882           356,812         262,438
  Professional services......................................         216,446         222,399           582,779         476,866
  Other expenses.............................................       1,056,866         709,795         2,803,304       1,793,332
                                                                -------------      ----------       -----------     -----------
    Total operating expenses.................................       4,903,076       3,669,783        13,710,446       9,783,228
                                                                -------------      ----------       -----------     -----------

    Income before income taxes...............................         139,154       2,074,499         4,184,036       4,637,420

Income taxes.................................................          33,000         922,000         1,591,000       1,940,000
Deferred income tax effect of S corporation termination......              --              --                --        (267,000)
                                                                -------------      ----------       -----------     -----------

    Net income before extraordinary item.....................         106,154       1,152,499         2,593,036       2,964,420
                                                                -------------      ----------       -----------     -----------

Extraordinary item from early extinguishment
  of debt, net of income taxes...............................              --         149,789                --         149,789
                                                                -------------      ----------       -----------     -----------

           Net income........................................      $  106,154      $1,002,710        $2,593,036      $2,814,631
                                                                =============      ==========       ===========     ===========

Net income per share.........................................           $0.02              --             $0.46              --
                                                                =============      ==========       ===========     ===========
Pro forma net income per share...............................              --           $0.20                --           $0.58
                                                                =============      ==========       ===========     ===========

Weighted average number of common and common
  equivalent shares outstanding..............................       5,640,371              --         5,594,237              --
                                                                =============      ==========       ===========     ===========
Pro forma weighted average number of common
  and common equivalent shares outstanding...................              --       5,693,504                --       5,693,504
                                                                =============      ==========       ===========     ===========


The accompanying notes are an integral part of these statements.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         1997               1996
                                                                     ------------        -----------
Cash flows from operating activities:
  Net income......................................................     $2,593,036       $2,814,631
  Adjustments to reconcile net income
  to net cash provided by (used in) operating activities
  Depreciation and amortization...................................        356,812          407,897
  Provision for credit losses.....................................      5,720,000          950,000
  Deferred income taxes...........................................        749,000         (909,000)
  Deferred income tax effect of S corporation termination.........             --         (267,000)
  Changes in assets and liabilities:
  Restricted cash.................................................     (2,898,340)      (4,203,895)
  Repossessed assets..............................................       (356,232)        (277,934)
  Retained interest...............................................     (8,770,698)              --
  Other assets....................................................     (3,414,641)      (1,609,431)
  Servicing liability.............................................      4,645,923               --
  Accounts payable - dealers......................................      2,452,353          537,054
  Other accounts payable and accrued expenses.....................     (1,827,051)       2,538,964
  Other liabilities...............................................        925,327         (107,966)
                                                                      -----------     ------------
      Total adjustments...........................................     (2,417,547)      (2,941,311)
                                                                      -----------     ------------
      Net cash provided by (used in) operating activities.........        175,489         (126,680)
Cash flows from investing activitites:
  Automobile installment contracts purchased......................    (99,770,762)     (89,694,110)
  Proceeds from sale of automobile installment contracts..........    100,583,427       31,665,399
  Principal collections on automobile installment contracts.......     28,565,498       22,333,250
  Capital expenditures............................................       (613,886)        (479,366)
                                                                      -----------     ------------
      Net cash provided by (used in) investing activities.........     28,764,277      (36,174,827)
Cash flows from financing activities:
  Borrowings under senior debt....................................    114,605,000       80,635,000
  Payments on senior debt.........................................   (143,638,000)     (88,841,000)
  Proceeds from issuance of securitized notes.....................             --       45,087,652
  Proceeds under repurchase loan obligation.......................     14,623,408               --
  Payments on securitized notes...................................    (13,382,381)      (4,032,209)
  Payments on subordinated debt...................................             --       (8,500,000)
  Proceeds from issuance of common stock..........................        273,530       11,686,569
                                                                      -----------     ------------
      Net cash provided by (used in) financing activities.........    (27,518,443)      36,036,012
                                                                      -----------     ------------
      INCREASE (DECREASE) IN CASH.................................      1,421,323         (265,495)
Cash at beginning of period.......................................      1,323,149        1,703,320
                                                                      -----------     ------------
Cash at end of period.............................................     $2,744,472       $1,437,825
                                                                      ===========     ============

Supplemental disclosures of  cash flow information:
  Cash paid during the period for:
    Interest......................................................     $5,408,636       $4,578,808
    Income taxes..................................................      1,739,123        1,364,437

Supplemental schedule of non-cash financing activitites:
  Gain on sale of automobile installment contracts................     $6,591,000         $524,343
  Increase in additional paid-in capital resulting from tax
    benefit in conjunction with the exercise of common stock
    warrants......................................................             --         $842,000


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

IMPACT OF NEW ACCOUNTING STANDARDS

         Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As a result, for the securitization transactions completed on March 7, 1997, June 11, 1997, and August 26, 1997, which met the specific criteria of SFAS No. 125, the Company treated the securitizations as sales and has removed the securitized finance receivables and related liabilities from its balance sheet and recognized the applicable retained interest asset, servicing liability, and gain on the sale of the finance receivables.

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

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. There will be no effect on the Company's recognition or measurement of income or operations, but SFAS No. 130 will require changes in the disclosure and reporting of the change in equity during a period from nonowner sources, such as unrealized gains (losses) on investment securities. Adoption of SFAS No. 130 is required for the fiscal year beginning January 1, 1998.

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

         Net income per share amounts for 1997 are calculated based on net income divided by the weighted average number of shares of common stock outstanding during the period after consideration of the dilutive effect of common stock equivalents. Pro forma net income per share for 1996 periods reflect the issuance of the Company's common stock in its Initial Public Offering and are calculated based on pro forma net income divided by the pro forma weighted average shares outstanding after consideration of the dilutive effect of common stock equivalents.

NOTE B - FINANCE RECEIVABLES

         Finance receivables are summarized as follows:

                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1997               1996
                                                                --------------     --------------
Contractual payments due......................................    $ 76,272,844       $160,224,969
Unearned finance charges......................................     (13,378,111)       (41,673,797)
                                                                --------------     --------------
Net principal balance.........................................      62,894,733        118,551,172
Unearned insurance commission.................................          66,328            (13,364)
                                                                --------------     --------------
Automobile finance receivables................................      62,961,061        118,537,808
Allowance for credit losses...................................      (5,893,705)       (11,349,783)
                                                                --------------     --------------

Finance receivables, net......................................     $57,067,356       $107,188,025
                                                                ==============     ==============

         Automobile finance receivables are accounted for on a discount basis and generally have terms of 24 to 42 months, with a maximum term of 54 months.

         A summary of the activity in allowance for credit losses is as follows for nine months ended September 30, 1997 and 1996:

                                                                SEPTEMBER  30,      SEPTEMBER 30,
                                                                     1997              1996
                                                                --------------     --------------
Balance at beginning of year..................................     $11,349,783         $5,010,919
Additions from new business...................................      10,653,026          9,035,292
Related to finance receivables sold or securitized............     (12,266,264)        (2,946,826)
Finance receivables charged off,  net of recoveries...........      (9,562,840)        (4,024,776)
Provision for credit losses...................................       5,720,000            950,000
                                                                --------------     --------------

Balance at end of period......................................      $5,893,705         $8,024,609
                                                                ==============     ==============

FINANCE RECEIVABLE SALE TRANSACTIONS

         The Company utilized Asset Purchase Agreements and Servicing Agreements to sell automobile finance receivables totaling $74.8 million between 1993 and 1996. All sales under these agreements have been without recourse to the Company and have been accounted for as sales of receivables. Under the terms of the agreements, the Company retains rights for the sold receivables and receives a contractual annualized servicing fee equal to 3%

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FINANCE RECEIVABLES (CONTINUED)

of the net outstanding receivables from the purchaser. The outstanding balance of all receivables sold under these agreements and serviced by the Company totaled $14,793,323 and $30,918,651 at September 30, 1997, and December 31,
1996, respectively. The Company is eligible to receive additional bonus servicing fees under these agreements based upon portfolio performance. The bonus servicing fees represent the difference between the yield received by the Company and the sum of the Company's 3% contractual servicing fee, the yield retained by the purchaser and the addition or reduction necessary to maintain the purchaser's reserve at the required level.

         Gains of $524,000 were recorded on sales of $35.2 million of finance receivables for the nine months ended September 30, 1996. The gains were determined by the difference between the sales proceeds and the cost of the finance receivables, adjusted for the present value of the difference between the estimated future servicing revenues (net of a fixed rate to the purchaser) and normal servicing costs ("excess servicing rights"). The excess servicing rights have been capitalized and are being amortized over the expected repayment life of the sold finance receivables. The unamortized balance of excess servicing rights at September 30, 1997 was $163,290.

NOTE C - SENIOR DEBT

         Senior debt consists of the following at:

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1997              1996
                                                                                     ------------      ------------
Senior Debt:
         $75,000,000, senior secured Credit Facility, due June 1, 1998, with interest at the reference rate as defined in the agreement, plus .25%, which was 8.75% at September 30,1997, and included
         a placement option of 250 basis points over the LIBOR rate................   $32,120,000      $61,153,000
                                                                                      ===========      ===========

         Borrowings under the Credit Facility are collateralized by all finance receivables not subject to the securitized pool and certain other assets. The agreement requires the maintenance of certain financial covenants which include, among others, ratio of debt to net worth and ratio of reserves to the finance receivable portfolio. The Company was in compliance with all financial covenants at September 30, 1997.

NOTE D - SECURITIZATION OF FINANCE RECEIVABLE ACTIVITIES

         The Company has entered into a securitization facility with a placement agent for the issuance of up to $200 million of securitized notes
through wholly-owned subsidiaries.   On  June 18, 1996, the Company completed a
$45.1 million debt financing consisting of 6.84% fixed rate automobile securitized notes. The notes were issued by First Enterprise Securitization Corporation, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., and had an outstanding balance of $23,350,606 at September 30, 1997. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

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

         On June 11, 1997, the Company completed the sale of finance receivables to First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., and the issuance of $32.3 million of 6.62% fixed rate notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. FSA issued a financial guarantee insurance policy for the benefit of the noteholders. The transaction was accounted for
as a sale in accordance with the criteria of SFAS No. 125.   Accordingly, the
Company has removed the securitized finance receivables sold in June 1997, and related liabilities from its balance sheet and recognized the applicable retained interest asset and servicing liability. The Company recognized a gain on the sale of the finance receivables in the amount of $1,960,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

         On August 26, 1997, the Company completed the sale of finance receivables to First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc., and the issuance of $28.5 million of 6.485% fixed rate notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. FSA issued a financial guarantee insurance policy for the benefit of the noteholders. The transaction was accounted for as a sale in accordance with the criteria of SFAS No. 125. Accordingly, the Company has removed the securitized finance receivables sold in August 1997, and related liabilities from its balance sheet and recognized the applicable retained interest asset and servicing liability. The Company recognized a gain on the sale of the finance receivables in the amount of $1,606,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

         For the above securitization transactions, the Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pool of finance receivables ("restricted cash").
The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indentures and are invested in certain instruments as permitted by the trust agreement. To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indentures require the Company to maintain specified delinquency and credit loss ratios. The Company was in compliance with these covenants at September 30, 1997.

         On September 26, 1997, the Company completed a sale transaction under a $15 million Asset Purchase Agreement with Banc One Capital Partners V, Ltd. ("BOCP V"). Under the terms of the Agreement, the Company may sell installment contracts to BOCP V with proceeds to the Company approximating 89% of the contracts' balance. The outstanding balance of advances from BOCP V may not exceed $15 million. Interest is paid to BOCP V at a rate equal to the 30 day commercial paper rate plus a minimum of 4% and a maximum of 6%, depending on how long the facility is utilized. The Company is obligated to repurchase any contracts sold to BOCP V under this

                     FIRST ENTERPRISE FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SECURITIZATION OF FINANCE RECEIVABLE ACTIVITIES - CONTINUED

facility and those contracts are then placed into the Company's next securitization transaction. As of September 30, 1997, the Company had sold installment contracts with a net principal balance of $16.5 million under this facility with the Company realizing proceeds of $14.7 million. These installment contracts are presented in the Company's balance sheet net of the applicable allowance for credit losses.

NOTE E - STOCK OPTION PLANS

         The following table summarized the Company's stock option plans for the nine months ended September 30, 1997.

                                                                                              OPTION PRICE
                                                                             SHARES              PER SHARE
                                                                             ------            -----------
Option outstanding at December 31, 1996...............................      487,950           $1.13  -  $7.00
Option changes
Granted...............................................................        6,000            6.13
Exercised.............................................................     (212,494)           1.13  -   7.00
                                                                          ---------

Options outstanding at September 30, 1997.............................      281,456           $1.13 -   $7.00
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the financial condition of the Company at September 30, 1997 as compared with December 31, 1996 and the results of operations for the nine months ended September 30, 1997 and 1996. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

RECENT DEVELOPMENTS

         On September 26, 1997, the Company completed a sale transaction under its $15 million Asset Purchase Agreement with Banc One Capital Partners V, Ltd. ("BOCP V"). Under the terms of the Agreement, the Company may sell installment contracts to BOCP V with proceeds to the Company approximating 89% of the contracts' balance. The outstanding balance of advances from BOCP V may not exceed $15 million. Interest is paid to BOCP V at a rate equal to the 30 day commercial paper rate plus a minimum of 4% and a maximum of 6%, depending on how long the facility is utilized. The Company is obligated to repurchase any contracts sold to BOCP V under this facility and those contracts are then placed into the Company's next securitization transaction. As of September 30, 1997, the Company had sold installment contracts totaling $16.5 million under this facility with the Company realizing proceeds of $14.7 million.

         On August 26, 1997, the Company completed the sale of finance receivables to First Enterprise Securitization Co. II, a wholly-owned special purpose subsidiary of First Enterprise Financial Group, Inc. and the issuance of $28.5 million of 6.485% fixed rate notes. The proceeds received by the Company were used to repay indebtedness under the Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. FSA issued a financial guarantee insurance policy for the benefit of the noteholders. The transaction was accounted for as a sale in accordance with the criteria of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed such securitized finance receivables and related liabilities from its balance sheet and recognized the applicable retained interest asset and servicing liability. The Company recorded a gain on the sale of finance receivables in the amount of $1,606,000, which was determined through computing the present value of the expected future net cash flows of the securitized assets.

         In September 1997, the Company suspended its collateral protection insurance program ("CPI"), whereby the Company would force place insurance contracts on those customers whose physical damage insurance had lapsed. Additionally the Company exercised it right to cancel CPI contracts currently in force. Cancellations are anticipated to continue throughout the fourth quarter of 1997. These steps were taken as a result of management's assessment of the overall benefit to the Company of such insurance products, including an evaluation of collectibility, impact on liquidity and other factors.
Management does not believe the suspension of the CPI program and cancellation of CPI contracts will have a material effect on the Company's financial position.

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

The following table summarizes the Company's sources of revenues,

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                   1997        1996
                                                                                  ------      ------
Finance charges from installment contracts....................................     48.0%       59.5%
Gain on sale of installment contracts.........................................     22.7         2.6
Servicing income..............................................................     18.9        20.1
Other fees and commissions....................................................     10.4        17.8
                                                                                  ------      ------
Total.........................................................................    100.0%      100.0%
                                                                                  ======      ======

         Installment contracts are purchased from dealers at a discount from the principal amount financed by consumers which is non-refundable to dealers ("non-refundable contract acquisition discount"). The amount of the non-refundable contract acquisition discount is negotiated between the dealers and the branch managers based on several factors, including the creditworthiness of the consumers, the value and condition of the automobiles and the relationship between the amount to be financed and the automobile's value. Installment contracts purchased during the nine months ended September 30, 1997 and 1996 had a weighted average discount of approximately 11.0% and 10.1%, respectively. Installment contracts purchased during the three months ended September 30, 1997 and 1996 had a weighted average discount of approximately 10.8% and 9.9%, respectively. The portfolio of owned and sold installment contracts is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating the non-refundable contract acquisition discounts. The non-refundable contract acquisition discount represents both a credit allowance and a yield enhancement, with the portion necessary to absorb credit losses allocated to the allowance for credit losses. The remaining portion of the non-refundable contract acquisition discount, if any, is allocated to the unamortized contract acquisition discount and is accreted into finance charge income over the estimated life of the installment contracts using the sum-of-the-months'-digits method which approximates the interest method. Since August 1995, all of the Company's non-refundable contract acquisition discount has been allocated to the allowance for credit losses. See "---Credit Loss Experience."

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

RESULTS OF OPERATIONS:

The following table sets forth certain financial data relating to the Company.

                                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------   -------------------------------
                                                                     1997             1996             1997            1996
                                                                -------------     --------------   ------------    ---------------
                                                                      (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)
PORTFOLIO DATA:
        Total Portfolio (1)..................................      $  190,455      $  133,570       $   190,455     $   133,570
        Average Total Portfolio (1)..........................         186,301         126,495           173,248         108,877
        Average Owned Portfolio (2)..........................          77,721          86,836            99,459          69,694
        Average indebtedness (3).............................          71,290          70,548            84,605          59,474

        Number of installment contracts purchased............           3,975           3,578            12,276          11,902
        Installment contracts purchased......................         $32,942         $27,443           $99,771         $89,694

OPERATING DATA:
        Total Portfolio yield (4)............................           19.60%          22.48%            19.99%          23.13%
        Owned Portfolio yield (5)............................           16.65%          21.94%            18.71%          22.62%
        Cost of borrowed funds (3)...........................            8.80%           8.88%             8.51%          10.03%
        Net interest spread..................................            7.85%          13.05%            10.20%          12.59%
        Net interest margin (6)..............................            8.58%          14.72%            11.47%          14.07%
        Allowance for credit losses as a percentage of
         Owned Portfolio.....................................            9.37%           8.26%             9.37%           8.26%
        Net charge-offs in the Total Portfolio as a
         percentage of average Total Portfolio...............           12.63%           6.41%            10.40%           6.62%
        Operating expenses as a percentage of average
         Total Portfolio.....................................           10.44%          11.54%            10.58%          12.00%

        Number of branch offices.............................              44              35                44              35
        Number of dealers....................................           1,795           1,133             1,795           1,133


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

        (3) Average indebtedness represents the average dollar balance of borrowings outstanding under the Credit Facility, subordinated notes and notes payable - securitized pool throughout the periods. Cost of borrowed funds represents interest expense as a percentage of average indebtedness. Averages were computed using the daily outstanding balances.

        (4) Represents automobile finance charge income from the Total Portfolio as a percentage of the average Total Portfolio.

        (5) Represents automobile finance charge income as a percentage of the average Owned Portfolio.

        (6) Represents net interest income as a percentage of the average Owned Portfolio.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Interest Income

         Finance charges and interest increased $2.1 million, or 17.9%, from $11.8 million for the nine months ended September 30, 1996 to $13.9 million for the nine months ended September 30, 1997. The growth in finance charges and interest resulted from an increase in the Owned Portfolio due to an increase in the number of installment contracts purchased. Installment contracts purchased increased $10.1 million, or 11.2%, from $89.7 million for the nine months ended September 30, 1996 to $99.8 million for the nine months ended September 30, 1997. The average Owned Portfolio increased $29.8 million, or 42.7%, from $69.7 million for the nine months ended September 30, 1996, to $99.5 million for the nine months ended September 30, 1997. The Company expanded from 35 branch offices at September 30, 1996 to 44 branch offices at September 30, 1997, including the opening of nine branch offices during the nine months ended September 30, 1997.

         The average Owned Portfolio yield decreased from 22.6% for the nine months ended September 30, 1996 to 18.7% for the nine months ended September 30, 1997, and from 21.9% for the three months ended September 30, 1996, to 16.7% for the three months ended September 30, 1997. The decrease is attributable to the following factors (i) the increase in forced placed collateral protection insurance ("CPI"), for which the Company does not charge interest, as a percentage of the Owned Portfolio for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996,
(ii) a decrease in the weighted average contract rate of installment contracts purchased during the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996, resulting from increased penetration in states which have laws which limit the maximum amount of finance charges, fees, and premiums and other charges that can be charged, and (iii) an increase in the level of accounts 90 or more days past due, resulting in the suspension of interest accruals.

         Interest expense increased $921,000, or 20.6%, from $4.5 million for the nine months ended September 30, 1996 to $5.4 million for the nine months ended September 30, 1997. The increase in interest expense resulted from an increase in borrowings under the Credit Facility and the securitization of installment contracts in June 1996, March 1997, June 1997 and August 1997. Average indebtedness increased $25.1 million, or 42.3%, from $59.5 million for the nine months ended September 30, 1996 to $84.6 million for the nine months ended September 30, 1997. The average cost of borrowed funds decreased from 10.0% for the nine months ended September 30, 1996 to 8.5% for the nine months ended September 30, 1997. The decrease in average cost of borrowed funds was due to the following factors (i) the extinguishment of subordinated debt bearing interest at a weighted average rate of 13.3% in July 1996 from the proceeds of the Initial Public Offering, (ii) a reduction of the interest rate on the Credit Facility from an average of 9.86% for the nine months ended September 30, 1996 to 8.67% for the nine months ended September 30, 1997, and
(iii) the securitization in June 1996, of installment contracts as a fixed rate debt transaction bearing interest at rates of 6.8%., the proceeds of which were used to pay down borrowings under the Credit Facility. In addition to the weighted average interest rates on the subordinated debt, the Company amortized both the fees associated with the debt and the discount related to the detachable warrants attached to the debt. Further, in addition to the stated rate of 6.8%, the Company is amortizing fees associated with the securitization, which totaled approximately $966,000.

         Net interest income increased $1.2 million, or 16.3%, from $7.3 million for the nine months ended September 30, 1996 to $8.5 million for the nine months ended September 30, 1997. The net interest margin on the Owned Portfolio decreased from 14.1% for the nine months ended September 30, 1996 to 11.5% for the nine months ended September 30, 1997, and from 14.7% for the three months ended September 30, 1997 to 8.6% for the three months ended September 30, 1997, due to the reduction in Owned Portfolio yield, offset by the lower average cost of borrowed funds, as discussed above.

Provision for Credit Losses

         For the nine months ended September 30, 1997, the Company made a provision for credit losses of $5.7 million as compared to a provision for credit losses of $950,000 for the nine months ended September 30, 1996. The provision for credit losses contributed to maintaining the allowance for credit losses as a percentage of the

Owned Portfolio at 9.4% as of September 30, 1997, as compared to 8.3% as of September 30, 1996. See "Credit Loss Experience."

Other Income

         Other income increased $7.1 million, or 87.7%, from $8.0 million for the nine months ended September 30, 1996 to $15.1 million for the nine months ended September 30, 1997. The increase in other income was primarily due to the increase in gains recognized from the sales of installments contracts and increases in servicing income derived from installment contracts sold, offset by decreases in commissions recognized from the sale of ancillary products.

         For the nine months ended September 30, 1997, the Company recognized $6.6 million in gains on the securitization of $113.5 million of installment contracts, including a $1.6 million gain on the securitization of $31.0 million of installment contracts for the three months ended September 30, 1997. The gains were determined through computing the net present value of the expected future cash flows of the securitizations, and the recognition of applicable retained interests in the securitized installment contracts and servicing liabilities. The securitization transactions are deemed to have met the criteria of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has removed the securitized installment contracts and related liabilities from its balance sheet. The retained interest in the securitized installment contracts has been classified as "available for sale" and accordingly has been marked to its estimated fair market value, with a corresponding unrealized gain, net of taxes, recorded in stockholders' equity.

         For the nine months ended September 30, 1996, the Company recognized gains of $524,000 on the sale of $35.2 million of installment contracts. The gains on the sale of installment contracts were determined by the difference between sales proceeds and the cost of the installment contracts adjusted for the present value of the excess servicing rights. The excess servicing rights were capitalized and are being amortized over the expected life of the installment contracts in direct proportion to the reduction in the related pool of installment contracts sold.

         Servicing income increased $1.5 million, or 37.0%, from $4.0 million for the nine months ended September 30, 1996, to $5.5 for the nine months ended September 30, 1997. The increase in servicing income was due primarily to the increase in installment contracts sold and securitized for the nine months ended September 30, 1997. The average balance of sold and securitized contracts increased $34.6 million, or 88.3%, from $39.2 million for the nine months ended September 30, 1996, to $73.8 million for the nine months ended September 30, 1997. While the average balance of the sold and securitized receivables increased by 88%, servicing income only increased by 37% due to the fact that the Company has recognized gains on the securitization of installment contracts, which has the effect of reducing the amount of excess servicing fees to be recognized on the securitized contracts.

         Income from insurance commissions decreased $872,000 from $2.4 million for the nine months ended September 30, 1996, to $1.5 million for the nine months ended September 30, 1997. The decrease was attributable to continued increased penetration of an insurance product offered to customers in which the term of the insurance product is longer in duration than products previously offered. Commissions received on this product are deferred and recorded as commission income over the term of the product. The Company continues to experience increased sales of insurance products in connection with the increase in the volume of installment contracts purchased.

         Fees and other income increased $374,000 from $1.1 million for the nine months ended September 30, 1996, to $1.5 million for the nine months ended September 30, 1997. The increase was attributable to increased fees collected in connection with the growth of the Total Portfolio due to an increase in the number of installment contracts purchased.

Operating Expenses

         Operating expenses increased $3.9 million, or 40.1%, from $9.8 million for the nine months ended September 30, 1996, to $13.7 million for the nine months ended September 30, 1997. The increase in operating expenses was due to increases in salaries and employee benefits, rent and other expenses relating to the opening of new branch offices as well as the addition of administrative personnel at the Evanston, Illinois and Enterprise, Alabama offices. Salaries and employee benefits increased $2.2 million, or 34.9%, from $6.2 million for the nine months ended September 30, 1996 to $8.4 million for the nine months ended September 30, 1997. Although operating expenses increased for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, the Total Portfolio grew at a faster rate than the increases in operating expenses. As a result, operating expenses as a percentage of the average Total Portfolio decreased from 12.0% for the nine months ended September 30, 1996 to 10.6% for the nine months ended September 30, 1997.

Income Taxes

         Income taxes decreased $349,000 from $1.9 million for the nine months ended September 30, 1996 to $1.6 million for the nine months ended September 30, 1997. The decrease is primarily attributable to increased provisions for credit losses.

         Upon termination of the Company's S Corporation status on January 1, 1996, and in compliance with SFAS No. 109, the Company recognized a deferred tax benefit of $267,000 for the nine months ended September 30, 1996 representing the cumulative temporary differences between the financial reporting and tax basis in its assets and liabilities.

Net Income

         Net income decreased $222,000, or 7.9%, from $2.8 million for the nine months ended September 30, 1996 to $2.6 million for the nine months ended September 30, 1997. Net income decreased $896,000 from $1.0 million for the three months ended September 30, 1996, to $106,000 for the three months ended September 30, 1997. The decreases in net income were primarily attributable to increased provisions for credit losses.

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

         The Total Portfolio is grouped into pools on a chronological basis (quarterly beginning in 1995) for purposes of evaluating trends and loss experience on a more detailed basis. If management determines that the allowance for credit losses is not adequate to provide for potential losses of an individual pool, amounts will be transferred, to the extent available, from the unamortized contract acquisition discounts for that pool to the allowance for credit losses. Any remaining shortfall in the allowance for credit losses would be provided through a charge against income. If management determines that the allowance for credit losses is in excess of amounts required to provide for losses of an individual pool, the allowance for credit losses charge to income, if any, will be reduced or the contract acquisition discounts will be amortized into income over the remaining life of the contracts in the pool. For the nine months ended September 30, 1997, the Company increased its allowance for credit losses by $5.7 million through charges against income based upon continued historical analysis, particularly evaluation of the 1995 and early 1996 pools.

         The following table sets forth the cumulative net charge offs as a percentage of the original pool balance based on the quarter of origination and segmented by the number of months elapsing since origination.

     POOL'S CUMULATIVE NET LOSSES AS A PERCENTAGE OF ORIGINAL POOL BALANCE

                                                                                               % of
                                                                                             Original
                                                                                             Principal
                                  Number of Months Since Origination                          Balance
Pool       6        9      12      15       18       21       24     27        30     33     Remaining
----     -----    -----   -----   -----    -----   -----    -----   -----    ------  -----   ---------
1995:
1st Qtr  0.67%   2.06%    3.55%   5.79%    6.96%   7.68%    8.38%   9.67%    10.30%  11.26%   15.3%
2nd Qtr  0.63%   1.81%    3.39%   4.71%    5.69%   6.67%    7.85%   8.97%    10.29%           19.5%
3rd Qtr  0.57%   2.26%    4.17%   5.92%    7.13%   8.51%    9.70%   11.15%                    23.0%
4th Qtr  0.41%   2.07%    3.73%   5.39%    7.66%   9.31%    11.10%                            34.7%

1996:
1st Qtr  0.25%   1.53%    3.30%   6.16%    8.42%   10.60%                                     43.6%
2nd Qtr  0.32%   1.07%    3.12%   5.05%    7.27%                                              52.4%
3rd Qtr  0.10%   1.24%    2.84%   5.83%                                                       62.1%
4th Qtr  0.13%   0.69%    3.25%                                                               72.5%

1997:
1st Qtr  0.08%   1.00%                                                                        83.3%
2nd Qtr  0.11%                                                                                90.4%
3rd Qtr                                                                                       97.6%

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

                                                                          AS OF SEPTEMBER 30,
                                                                       1997              1996
                                                                     ----------       -----------
TOTAL PORTFOLIO:
     Installment contracts, gross                                    $  247,257       $   177,175
     Past due accounts, gross:
          60 to 89 days                                                   3,028             1,331
          90 days or more                                                 1,779               900
                                                                     ----------       -----------

          Total 60 days or more                                      $    4,807       $     2,231
                                                                     ==========       ===========
     Contracts with payments 60 days or more past due as a
          percentage of total installment contracts, gross                 1.94%             1.26%
                                                                     ==========       ===========

                                                                         AS OF SEPTEMBER 30,
                                                                        1997             1996
                                                                     ----------       -----------
OWNED PORTFOLIO:
     Installment contracts, gross                                    $   90,598       $   131,680
     Past due accounts, gross:
         60 to 89 days                                                    1,082               849
         90 days or more                                                    978               508
                                                                     ----------       -----------

          Total 60 days or more                                      $    2,060       $     1,357
                                                                     ==========       ===========
     Contracts with payments 60 days or more past due as a
          percentage of owned installment contracts, gross                 2.27%             1.03%
                                                                     ==========       ===========

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations, branch office openings and the growth of the Total Portfolio through five principal sources of funds: (i) payments received under installment contracts, (ii) borrowings under the Credit Facility, (iii) proceeds from the issuance of subordinated notes, (iv) proceeds from the sale of installment contracts and (v) proceeds from asset securitization transactions.

         Net cash flows provided by operating activities were $175,000 for the nine months ended September 30, 1997, and net cash flows used in operating activities were $127,000 for the nine months ended September 30, 1996.

         The Company's cash flows used in investing activities since inception have been used primarily for the purchase of installment contracts. Cash used for the purchase of installment contracts was $99.8 million and $89.7 million for the nine months ended September 30, 1997, and 1996, respectively. Capital expenditures were $614,000, and $479,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash provided by investing activities for the nine months ended September 30, 1997 included cash received from the collection of principal on installment contracts of $28.6 million. Cash used in investing activities for the nine months ended September 30, 1996 was offset by collections of principal on installment contracts of $22.3 million. Net proceeds from the sales of installment contracts were $100.6 million and $31.7 million for the nine months ended September 30, 1997, and 1996, respectively.

         Cash was used in financing activities, primarily through payments on the Credit Facility, and payments on the securitized notes, offset by cash received under the issuance of repurchase obligations. Net reductions under the Credit Facility were $29.0 million and $8.2 million for the nine months ended September 30, 1997, and 1996, respectively. Payments on the securitized notes were $13.4 million and 4.0 million for the nine months ended September 30, 1997 and 1996, respectively, and proceeds from the issuance of securitized
notes were $45.1 million for the nine months ended September  30, 1996.    Cash
was provided by the issuance of common stock in the amounts of $274,000 and $11.7 million for the nine months ended September 30, 1997, and 1996, respectively.

         As of the date hereof, the Company has a $75 million Credit Facility with a group of six banks, for which LaSalle National Bank acts as agent, and which expires June 1, 1998. The Company has received notice from one of the Credit Facility banks that it will withdraw from the Credit Facility upon its expiration. Management is currently engaged in negotiations to replace the existing Credit Facility with a new and expanded facility. The Company has no commitment for any such facility and there can be no assurance that any such facility will be obtained. The Credit Facility is collateralized by a lien on all the Company assets not subjected to the securitized pool. Interest is payable at the agent bank's reference rate plus .25% (8.75% at September 30, 1997) and the Company has an option of 2.50% over the LIBOR rate. The Credit Facility requires the Company to maintain minimum capital funds (as defined) of $11.5 million. The Credit Facility also requires that total loss reserves be maintained at not less than 8% of net installment contracts receivable and no more than 3% of net installment contracts receivable in the Total Portfolio may be more than 60 days past due. The Credit Facility also requires that earnings before interest and taxes to cash interest expense may not be less than 125% and the ratio of unsubordinated debt to tangible net worth plus subordinated debt cannot exceed 5 to 1. At September 30, 1997, the Company was in compliance with all of these covenants.

         In order to meet its funding needs, the Company will require additional financing to supplement its expected cash flows from operations, the anticipated borrowings under its Credit Facility and proceeds from the issuance of securitized notes. To that end, the Company is seeking to augment its capital base through the issuance of subordinated notes to one or more financial institutions. The Company also has a securitization facility with a placement agent for the issuance of up to $200 million of securitized notes through one or more wholly-owned special purpose subsidiaries. Initially, on June 18, 1996, First Enterprise Securitization Corporation sold approximately $45.1 million of 6.84% fixed rate securitized notes in an asset securitization transaction. The debt incurred in this securitization is reflected on the balance sheet of the Company and did not result in a gain on sale. On March 7, 1997, June 11, 1997 and August 29, 1997, First Enterprise Securitization Co. II sold approximately $44.1 million, $32.3 million, and $28.5 million of fixed rate securitized notes bearing interest at 6.45%, 6.62%, and 6.49%, respectively. These securitization transactions met the criteria of SFAS No. 125, and accordingly, the Company removed the securitized assets and related liabilities from its balance sheet and recognized applicable retained interests in the securitized installment contracts and servicing liabilities and recorded gains on the sales.

         On October 31, 1997, the Company engaged Banc One Capital Corp. on an exclusive basis to render financial advisory and investment banking services to the Company in connection with a review of strategic alternatives for the Company.

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


                     FIRST ENTERPRISE FINANCIAL GROUP, INC.


Date: November 11, 1997                    Michael P. Harrington
      -----------------              -------------------------------------------
                                           Michael P. Harrington
                                           Chairman of the Board,
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)



Date: November 11, 1997                    Jan W. Erfert
      -----------------              -------------------------------------------
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